Form 10QSB
period 2000-09-30
MUSIC ETC INC
filed 2000-11-14
CIK 1109548

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-30253






                      MUSIC ETC., INC.
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV 89117
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,000,000 shares of common stock outstanding as of September 30, 2000.



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





Board of Directors                             October 13, 2000

MUSIC ETC., INC.

Las Vegas, Nevada



     I  have  audited  the accompanying Balance Sheets  of  MUSIC

ETC.,  INC.  (A  Development Stage Company), as of September  30,

2000,  and  December  31,  1999, and the  related  statements  of stockholders'  equity for September 30, 2000,  and  December  31,

1999,  and  statements of operation and cash flows for the  three months ending September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period September 20, 1993 (inception), to September 30, 2000.

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



     In  my  opinion, the financial statements referred to  above present  fairly, in all material respects, the financial position of  MUSIC ETC. (A Development Stage Company), as of September 30,

2000,  and  December  31,  1999, and the  related  statements  of stockholders'  equity for September 30, 2000,  and  December  31,

1999,  and  statements of operation and cash flows for the  three months ending September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period September 20, 1993 (inception), to September 30, 2000,

in conformity with generally accepted accounting principles.



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











                        MUSIC ETC., INC.

                  (A Development Stage Company)





                          BALANCE SHEET





                             ASSETS





                                9 Mos. Ending     Year Ended
                               Sept. 30, 2000    Dec.31, 1999
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


















 The accompanying notes are an integral part of these financial statements

                        MUSIC ETC., INC.

                  (A Development Stage Company)





                          BALANCE SHEET





              LIABILITIES AND STOCKHOLDERS' EQUITY





                                          9 Mos. Ending     Year Ended
                                         Sept. 30, 2000    Dec.31, 1999
                                           -----------      -----------

CURRENT LIABILITIES

     Officers Advances (Note #8)             $   3,267            $   267
                                           -----------          ---------
TOTAL CURRENT LIABILITIES                    $   3,267            $   267
                                           -----------          ---------

STOCKHOLDERS EQUITY (Note #4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At September 30, 2000 - None                     $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 1999 - 6,000,000 shares                            $   6,000
September 30, 2000 - 6,000,000 shares            6,000

   Additional paid in Capital                   -2,315             -2,315

   Accumulated loss during
    the development stage                       -6,952             -3,952
                                               -------             ------

TOTAL STOCKHOLDERS' EQUITY                  $   -3,267           $   -267
                                          ------------         ----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                              $   0              $   0
                                               -------             ------






 The accompanying notes are an integral part of these financial statements

                        MUSIC ETC., INC.

                  (A Development Stage Company)





                     STATEMENT OF OPERATIONS





                      3 Mos.Ended    3 Mos.Ended   9 Mos.Ended   9 Mos.Ended
                       September      September     September     September
                          30,            30,           30,           30,
                         2000           1999          2000           1999
                        ------         ------        -------       --------


REVENUE                     $   0           $   0         $   0         $   0
                           ------          ------         -----        ------
EXPENSES

 General, Selling
 and Administrative     $   1,000         $   267     $   3,000       $   267
                        ---------         -------     ---------       -------

 Total Expenses         $   1,000         $   267     $   3,000       $   267
                        ---------         -------     ---------       -------
Net Profit/Loss (-)     $  -1,000         $  -267     $  -3,000       $  -267
                        ---------         -------     ---------       -------
Net Loss per share -
 Basic and diluted
 (Note #2)              $  -.0002         $   Nil    $   -.0005       $   Nil
                        ---------         -------    ----------       -------

Weighted average
number of common
shares outstanding      6,000,000       6,000,000     6,000,000     6,000,000
                        ---------       ---------     ---------     ---------


















 The accompanying notes are an integral part of these financial statements

                        MUSIC ETC., INC.

                  (A Development Stage Company)





               STATEMENT OF OPERATIONS (Continued)





                                                         Sep. 20, 1993
                           Year Ended     Year Ended      (Inception)
                          December 31,   December 31,    to September
                                                              30,
                              1999           1998            2000
                            --------       --------        ---------

REVENUE                          $  0             $  0             $  0
                                -----           ------            -----
EXPENSES

 General, Selling
 and Administrative            $  267             $  0         $  6,952
                              -------           ------        ---------

 Total Expenses                $  267             $  0         $  6,952
                              -------            -----        ---------
Net Profit/Loss (-)            $ -267             $  0        $  -6,952
                              -------            -----        ---------
Net loss per share -
 Basic and diluted
 (Note #2)                     $  Nil           $  Nil        $  -.0012
                              -------            -----        ---------

Weighted average
number of common
shares outstanding          6,000,000        6,000,000        6,000,000
                            ---------        ---------        ---------






























 The accompanying notes are an integral part of these financial statements

                        MUSIC ETC., INC.

                  (A Development Stage Company)





          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                    Additional     Accumu-
                         Common         Stock        paid-in        lated
                         Shares        Amount        Capital       Deficit
                         -------      --------       --------      --------

Balance,
December 31, 1998          25,000        $  3,685          $   0    $  -3,685

September 21, 1999
Changed from no par
Value to $.001                             -3,660         +3,660

September 21, 1999
Forward Stock Split
240 to 1                5,975,000          +5,975         -5,975

Net loss year ended
December 31, 1999                                                        -267
                       ----------        --------      ---------    ---------

Balance,
December 31, 1999       6,000,000        $  6,000      $  -2,315    $  -3,952

Net loss Jan. 1, 2000
To September 30, 2000                                                  -3,000
                       ----------        --------      ---------    ---------

Balance,
September 30, 2000      6,000,000        $  6,000      $  -2,315    $  -6,952
                       ----------        --------      ---------    ---------






















The accompanying notes are an integral part of these financial statements

                        MUSIC ETC., INC.

                  (A Development Stage Company)





                     STATEMENT OF CASH FLOWS





                       3 Mos.Ended    3 Mos.Ended   9 Mos.Ended   9 Mos.Ended
                      September 30,    September     September     September
                                          30,           30,           30,
                           2000          1999          2000          1999
                         --------      --------      --------      ---------
Cash Flow from
Operating Activities
Net Loss                  $ -1,000         $  -267      $ -3,000       $ -267

Adjustment to
reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances           +1,000            +267        +3,000         +267
                           -------         -------       -------       ------

Net cash used in
operating Activities         $   0           $   0         $   0        $   0

Cash Flows from
Investing Activities             0               0             0            0

Cash Flows from
Financing Activities
Issuance of Common
Stock                            0               0             0            0

Net increase
(decrease)
in cash                      $   0           $   0         $   0        $   0

Cash, beginning
of period                        0               0             0            0


Cash, end of period          $   0           $   0         $   0        $   0
                            ------          ------       -------       ------






 The accompanying notes are an integral part of these financial statements

                        MUSIC ETC., INC.

                  (A Development Stage Company)





               STATEMENT OF CASH FLOWS (CONTINUED)

                                                         Sep. 20, 1993
                           Year Ended      Year Ended     (Inception)
                          December 31,    December 31,    to September
                                                              30,
                              1999            1998            2000
                           ----------      -----------    ------------
Cash Flow from
Operating Activities
Net Loss                       $  -267             $   0      $  -6,952

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                 +267                 0         +3,267
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








 The accompanying notes are an integral part of these financial statements

                        MUSIC ETC., INC.

                  (A Development Stage Company)





                  NOTES TO FINANCIAL STATEMENTS



            September 30, 2000, and December 31, 1999







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



     Cash and equivalents



          The Company maintains a cash balance in a non-interest-

          bearing  bank that currently does not exceed  federally

          insured  limits. For the purpose of the  statements  of

          cash  flows,  all  highly liquid investments  with  the

          maturity of three months or less are considered  to  be

          cash  equivalents. There are no cash equivalents as  of

          September 30, 2000.

                        MUSIC ETC., INC.

                  (A Development Stage Company)





            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



            September 30, 2000, and December 31, 1999





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

          It   requires   costs   of  start-up   activities   and

          organization costs to be expensed as incurred.  SOP 98-

          5   is  effective  for  fiscal  years  beginning  after

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

          converted  to common stock. As of September  30,  2000,

          the  Company  had no dilative common stock  equivalents

          such as stock options.

                        MUSIC ETC., INC.

                  (A Development Stage Company)





            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



            September 30, 2000, and December 31, 1999





 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



     Year End



         The  Company  has selected December 31st as  its  fiscal

         year-end.





     Year 2000 Disclosure



          The year 2000 issue had no effect on this Company.





NOTE 3 - INCOME TAXES



     There  is no provision for income taxes for the period ended

     September 30, 2000, due to the net loss and no state  income tax  in  Nevada,  the  state of the Company's  domicile  and operations.  The Company's total deferred tax  asset  as  of

     December 31, 1999, is as follows:



        Net operation loss carry forward              $  3,952
        Valuation allowance                           $  3,952
        Net deferred tax asset                            $  0


     The federal net operating loss carry forward will expire  in

     2017 to 2019.

                        MUSIC ETC., INC.

                  (A Development Stage Company)



            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



            September 30, 2000, and December 31, 1999



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

                        MUSIC ETC., INC.

                  (A Development Stage Company)





            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



            September 30, 2000, and December 31, 1999





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



              Competition Music Etc. may encounter



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



27   Financial Data Schedule



                           SIGNATURES



Pursuant  to  the  requirements of Section 12 of  the  Securities

Exchange  Act  of  1934,  the Registrant  has  duly  caused  this registration  statement  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.







                           Music Etc., Inc.







                           By: /s/ Lewis Eslick

                              Lewis Eslick, President







                           Date: November 14, 2000