Form 10QSB
period 2001-03-31
MUSIC ETC INC
filed 2001-05-16
CIK 1109548

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-30253






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



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

                        TABLE OF CONTENTS


                                                            PAGE
     Independent Auditors Report                               1

     BALANCE SHEET                                             2

     STATEMENT OF OPERATIONS                                 3-4

     STATEMENT OF STOCKHOLDERS' EQUITY                         5

     STATEMENT OF CASH FLOWS                                 6-7

     NOTES TO FINANCIAL STATEMENTS                          8-11


                  INDEPENDENT AUDITORS' REPORT



Board Of Directors

Music Etc., Inc.

Las Vegas, Nevada



     I have audited the accompanying balance sheets of Music Etc., Inc., (a development stage company), as of March 31, 2001 and March 31, 2000 and the related statements of stockholders' equity for March 31, 2001 and statements of operations and cash flows for the three months ended March 31, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Etc., Inc., as of March 31, 2001 and March 31, 2000 and the related statements of stockholders' equity for March 31, 2001 and statements of operations and cash flows for the three months ended March 31, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to March 31, 2001 in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kurt D. Saliger
Kurt D. Saliger C.P.A.
May 4, 2001

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                          BALANCE SHEET

                             ASSETS

                                        March            March
                                       31, 2001         31, 2000
                                     ------------     -----------
CURRENT ASSETS
Cash                                       $    0            $    0
                                          -------           -------
TOTAL CURRENT ASSETS                       $    0            $    0
                                          -------           -------

     TOTAL ASSETS                          $    0            $    0
                                          -------           -------

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Officers Advances (Note #8)        $   3,267           $   267
                                      -----------         ---------
TOTAL CURRENT LIABILITIES               $   3,267           $   267
                                      -----------         ---------

STOCKHOLDERS EQUITY (Note #4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At March 31, 2001- None                     $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
March 31, 2000 - 6,000,000 shares                          $  6,000
March 31, 2001 - 6,000,000 shares           6,000

   Additional paid in Capital              -2,315            -2,315

   Deficit Accumulated during
   development stage                       -6,952            -3,952
                                          -------            ------

TOTAL STOCKHOLDERS' EQUITY             $   -3,267          $   -267
                                     ------------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                         $   0             $   0

The accompanying notes are an integral part of these financial statements
                              - 3 -
                        MUSIC ETC., INC.
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS

                         Three          Three
                        Months         Months       Sept. 20,
                                                      1993
                         Ended          Ended      (Inception)
                         March          March       To March
                       31, 2001       31, 2000      31, 2001
                        ------         ------        -------

INCOME
Revenue                     $   0           $   0         $   0
                           ------          ------         -----
TOTAL INCOME                    0               0             0

EXPENSES

 General, Selling
 and Administrative         $   0           $   0     $   6,952
                        ---------         -------     ---------

Amortization                    0               0             0
Total Expenses              $   0           $   0    $   -6,952
                        ---------         -------     ---------
NET PROFIT (LOSS)            $  0            $  0     $  -6,952
                        ---------         -------     ---------
NET PROFIT (LOSS)             Nil             Nil       -0.0012
per share -(Note 2)
                        ---------         -------    ----------

AVERAGE NUMBER OF       6,000,000       6,000,000     6,000,000
SHARES OF COMMON
STOCK OUTSTANDING
                        ---------       ---------     ---------

The accompanying notes are an integral part of these financial statements

                              - 4 -
                        MUSIC ETC., INC.
                  (A Development Stage Company)

               STATEMENT OF OPERATIONS (Continued)

                                                         Sep. 20, 1993
                           Year Ended     Year Ended      (Inception)
                          December 31,   December 31,      to March
                              2000           1999          31, 2001
                            --------       --------        ---------
INCOME
Revenue                          $  0             $  0             $  0
                                -----           ------            -----
TOTAL INCOME                        0                0                0

EXPENSES

 General, Selling
 and Administrative          $  3,000           $  267         $  6,952
Amortization                        0                0                0
                              -------           ------        ---------

 Total Expenses              $  3,000           $  267         $  6,952
                              -------            -----        ---------
NET PROFIT (LOSS)            $ -3,000          $  -267        $  -6,952
                              -------            -----        ---------
NET PROFIT (LOSS)             -0.0005              Nil         $-0.0012
per share -(Note #2)
 Basic and diluted


AVERAGE NUMBER OF
SHARES
OF COMMON STOCK             6,000,000        6,000,000        6,000,000
OUTSTANDING
                            ---------        ---------        ---------














 The accompanying notes are an integral part of these financial statements

                              - 5 -
                        MUSIC ETC., INC.
                  (A Development Stage Company)


          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                    Additional     Accumu-
                         Common         Stock        paid-in        lated
                         Shares        Amount        Capital       Deficit
                         -------      --------       --------      --------

Balance,
December 31, 1998          25,000        $  3,685          $   0    $  -3,685

Changed from no par
Value to $0.001
September 21, 1999                         -3,660         +3,660

Forward Stock Split
240 to 1
September 21, 1999      5,975,000          +5,975         -5,975

Net loss
December 31, 1999                                                        -267
                       ----------        --------      ---------    ---------

Balance,
December 31, 1999       6,000,000        $  6,000      $  -2,315    $  -3,952

Net loss
December 31, 2000                                                      -3,000
                       ----------        --------      ---------    ---------

Net Loss
March 31, 2001                                                              0

Balance,
March 31, 2001          6,000,000        $  6,000      $  -2,315    $  -6,952
                       ----------        --------      ---------    ---------











The accompanying notes are an integral part of these financial statements

                              - 6 -
                        MUSIC ETC., INC.
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS

                         Three         Three
                        Months        Months       Sept. 20, 1993
                         Ended         Ended        (Inception)
                        March,         March          to March
                       31, 2001      31, 2000           2001
                       --------      --------         --------
CASH FLOW FROM
OPERATING ACTIVITIES

Net Loss               $ -1,000          $  -267          $ -6,952

Adjustment to
reconcile
net loss to net cash
provided by operating
activities

Amortization                  0                0                 0
Officers Advances             0                0             3,267
                        -------          -------           -------

Net cash used in
operating Activities      $   0            $   0         $  -3,685

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Common Stock            0                0             3,685

Net increase
(decrease) in cash        $   0            $   0             $   0

Cash, beginning
of period                     0                0                 0


Cash, end of period       $   0            $   0             $   0
                         ------           ------           -------


 The accompanying notes are an integral part of these financial statements

                              - 7 -
                        MUSIC ETC., INC.
                  (A Development Stage Company)


               STATEMENT OF CASH FLOWS (CONTINUED)

                                                         Sep. 20, 1993
                           Year Ended      Year Ended     (Inception)
                          December 31,    December 31,      to March
                              2000            1999          31, 2000
                           ----------      -----------    ------------
CASH FLOW FROM
OPERATING ACTIVITIES
Net Loss                      $  -3000           $  -267      $  -6,952

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                         0                 0              0
Officers Advances                 3000               267          3,267
                                ------            ------        -------

Net cash used in
operating Activities             $   0             $   0      $  -3,685

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Common Stock                   0                 0          3,685
                                ------            ------        -------
Net increase
(decrease) in cash               $   0             $   0          $   0


Cash, beginning
of period                            0                 0              0
                                ------            ------         ------

Cash, end of period              $   0             $   0          $   0
                                ------            ------         ------




The accompanying notes are an integral part of these financial statements

                              - 8 -

                        MUSIC ETC., INC.
                  (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS

                March 31, 2001 and March 31, 2000



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated September 20, 1993, under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.


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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.





                              - 9 -
                        MUSIC ETC., INC.
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                March 31, 2001 and March 31, 2000


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

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2001, the Company had no dilative common stock equivalents such as stock options.



                             - 10 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                March 31, 2001 and March 31, 2000


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year End

         The Company has selected December 31st as its fiscal year-end.


     Year 2000 Disclosure

          The year 2000 issue had no effect on this Company.


NOTE 3 - INCOME TAXES

     There  is no provision for income taxes for the period ended
     December 31, 2000. The Company's total deferred tax asset as of March 31, 2001 is as follows:

        Net operation loss carry forward              $  6,952
        Valuation allowance                           $  6,952
        Net deferred tax asset                            $  0

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

                March 31, 2001 and March 31, 2000


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














                             - 13 -

       KURT D. SALIGER, C.P.A. Certified Public Accountant




                                                       May 8,2001


To Whom It May Concern:

     The firm of Kurt D. Saliger, C.P.A., Certified Public
Accountant consents to the inclusion of their report of May 04, 2001 on the Financial Statements of Music Etc., Inc., as of March
31, 2001 in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.




Very truly yours,

Kurt D. Saliger
Certified Public Accountant




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



                           Date: May 15, 2001