Form 10QSB
period 2001-06-30
MUSIC ETC INC
filed 2001-08-14
CIK 1109548

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 000-30253






                      MUSIC ETC., INC.
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV 89117
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,000,000 shares of common stock outstanding as of August 13, 2001.



                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS










                       MUSIC ETC., INC.

                     FINANCIAL STATEMENTS

                           CONTENTS


                                                           PAGE



     Independent Auditors Report                              1

     Financial Statements

          Balance Sheet                                       2

          Statement Of Operations                           3-5

          Statement Of Stockholders' Equity                   6

          Statement Of Cash Flows                           7-9

          Notes To Financial Statements                   10-13





















     Member Nevada Society of Certified Public Accountants
                   Member American Institute
                of Certified Public Accountants

                    KURT D. SALIGER, C.P.A.
                  Certified Public Accountant




                 INDEPENDENT AUDITORS' REPORT

Board Of Directors
Music Etc., Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Music Etc., Inc., (a development stage company), as of June 30, 2001 and June 30, 2000 and the related statements of stockholders' equity for June 30, 2001 and statements of operations and cash flows for the six months ended June 30, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Etc., Inc., as of June 30, 2001 and June 30, 2000 and the related statements of stockholders' equity for June 30, 2001 and statements of operations and cash flows for the six months ended June 30, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to June 30, 2001 in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters, are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kurt D. Saliger
Kurt D. Saliger C.P.A.
May 4, 2001

 1601 South Rainbow Blvd., Suite 220B .Las Vegas, Nevada 89146
           Phone: (702) 367-1988 Fax: (702) 948-8674

                       MUSIC ETC., INC.
                 (A Development Stage Company)
                        BALANCE SHEETS

                               ASSETS
                                      June             June
                                      30,2001          30, 2000
                                      ---------        ----------
CURRENT ASSETS
  Cash                                        $   0             $   0
                                         ----------         ---------
  TOTAL CURRENT ASSETS                        $   0             $   0
                                         ----------         ---------
     TOTAL ASSETS                             $   0             $   0
                                         ----------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances (Note 8)              $   4,152           $   267
                                         ----------         ---------
TOTAL CURRENT LIABILITIES                 $   4,152           $   267
                                         ----------         ---------

STOCKHOLDERS EQUITY (Note 4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At March 31, 2001 - None                      $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
March 31, 2000 - 6,000,000 shares         $   6,000
March 31, 2001 - 6,000,000 shares         $   6,000

Additional paid in Capital               $   -2,315        $   -2,315

Deficit Accumulated during
development stage                        $   -7,837        $   -3,952
                                         ----------         ---------

TOTAL STOCKHOLDERS' EQUITY               $   -4,152          $   -267
                                         ----------         ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                           $   0             $   0
                                         ----------         ---------

        See accompanying notes to financial statements

                             - 2 -

                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                          Six            Six
                          Months         Months            Sept. 20, 1993
                          Ended          Ended             (Inception)
                          June           June              to June
                          30,2001        30,2000           30,2001

INCOME
Revenue                          $   0              $   0           $   0
                            ----------        -----------      ----------
TOTAL INCOME                     $   0              $   0           $   0

EXPENSES

General, Selling
and Administrative               $   0              $   0       $   7,837

Amortization                     $   0              $   0           $   0
                            ----------        -----------      ----------
TOTAL EXPENSES                   $   0              $   0       $   7,837


NET PROFIT (LOSS)                $   0              $   0      $   -7,837
                            ----------        -----------      ----------
NET PROFIT (LOSS)
per share -  (Note 2)          $   Nil            $   Nil     $   -0.0013
                            ----------        -----------      ----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING            6,000,000          6,000,000       6,000,000
                            ----------        -----------      ----------






        See accompanying notes to financial statements
                             - 3 -

                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                          Three            Three
                          Months           Months           Sept. 20, 1993
                          Ended            Ended            (Inception)
                          June             June             to June
                          30,2001          30,2000          30,2001

INCOME
Revenue                            $   0             $   0             $   0
                             -----------        ----------       -----------
TOTAL INCOME                       $   0             $   0             $   0

EXPENSES

General, Selling
and Administrative                 $   0             $   0         $   7,837

Amortization                       $   0             $   0             $   0
                             -----------        ----------       -----------
TOTAL EXPENSES                     $   0             $   0         $   7,837


NET PROFIT (LOSS)                  $   0             $   0        $   -7,837
                             -----------        ----------       -----------
NET PROFIT (LOSS)
per share -  (Note 2)            $   Nil           $   Nil        $  -0.0013
                             -----------        ----------       -----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING              6,000,000         6,000,000         6,000,000
                             -----------        ----------       -----------







        See accompanying notes to financial statements
                             - 4 -
                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                       Year             Year            Sep. 20, 1993
                       Ended            Ended           (Inception)
                       December         December        to June
                       31, 2000         31, 1999        30, 2001

INCOME
Revenue                         $   0             $   0            $   0
                          -----------       -----------      -----------
TOTAL INCOME                    $   0             $   0            $   0

EXPENSES

General, Selling
and Administrative          $   3,000           $   267        $   7,837
Amortization                    $   0             $   0            $   0
                          -----------       -----------      -----------
TOTAL EXPENSES              $   3,000           $   267        $   7,837

NET PROFIT (LOSS)          $   -3,000          $   -267       $   -7,837
                          -----------       -----------      -----------
NET PROFIT (LOSS)
PER SHARE (Note #2)        $  -0.0005           $   Nil       $  -0.0013
                          -----------       -----------      -----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING           6,000,000         6,000,000        6,000,000
                          -----------       -----------      -----------









        See accompanying notes to financial statements

                             - 5 -

                                MUSIC ETC., INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  June 30, 2001

                                     Common Stock                            (Deficit)
                                                                             Accumulated
                            Number                           Additional      During
                            of                               paid-in         Development
                            Shares           Amount          Capital         Stage


Balance,
December 31, 1998                    25,000       $   3,685            $   0    $   (3,685)


Changed from no par
Value to $0.001
September 21, 1999                              $   (3,660)        $   3,660

Forward Stock Split
240 to 1
September 21, 1999                5,975,000       $   5,975      $   (5,975)

Net loss
December 31, 1999                                                                 $   (267)
                                                                               ------------

Balance, Dec. 31, 1999            6,000,000       $   6,000     $   (-2,315)    $   (3,952)

Net loss
December 31, 2000                                                               $   (3,000)
                                                                               ------------
Net loss
June 30, 2001                                                                    $   ($885)
                                                                                -----------
Balance
March 31, 2001                    6,000,000       $   6,000      $   (2,315)    $   (7,837)
                                -----------     -----------      -----------    -----------









                 See accompanying notes to financial statements
                                    -    6 -

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                           Six              Six
                           Months           Months          Sept 20,1993
                           Ended            Ended           (Inception)
                           June             June            to June
                           30, 2001         30, 2000        30, 2001


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                     $   ($885)             $   0      $ (7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                        $   0             $   0          $   0
Officer Advances                  $   885             $   0      $   4,152
                              -----------        ----------     ----------
Net cash used in
Operating activities                $   0             $   0     $   -3,685


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                  $   0             $   0      $   3,685
                              -----------        ----------     ----------
Net Increase
(decrease) in cash                  $   0             $   0          $   0

Cash, Beginning
Of period                           $   0             $   0          $   0
                              -----------        ----------     ----------

Cash, End
Of Period                           $   0             $   0          $   0
                              -----------        ----------     ----------

         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                            Three         Three
                            Months        Months          Sept 20,1993
                            Ended         Ended           (Inception)
                            June          June            to June
                            30, 2001      30, 2000        30, 2001


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                   $  ($885)             $   0     $  (7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                     $   0             $   0          $   0
Officer Advances               $   885             $   0      $   4,152
                             ---------         ---------      ---------
Net cash used in
Operating activities             $   0             $   0      $  -3,685


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock               $   0             $   0      $   3,685
                             ---------         ---------      ---------
Net Increase
(decrease) in cash               $   0             $   0          $   0

Cash, Beginning
Of period                        $   0             $   0          $   0
                             ---------         ---------      ---------

Cash, End
Of Period                        $   0             $   0          $   0
                             ---------         ---------      ---------


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                           Year           Year           Sept. 20, 1993
                           Ended          Ended          (Inception)
                           December       December       to June
                           31, 2000       31, 1999       30, 2001
CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                    $   -3000         $   -267      $   (7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                      $   0            $   0            $   0
Officer Advances                $ 3,000           $  267         $  4,152
                             ----------       ----------      -----------
Net cash used in
Operating activities              $   0            $   0        $  -3,685

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                $   0            $   0         $  3,685
                             ----------       ----------      -----------
Net Increase
(decrease) in cash                $   0            $   0            $   0

Cash, Beginning
Of period                         $   0            $   0            $   0
                             ----------       ----------      -----------

Cash, End
Of Period                         $   0            $   0            $   0
                             ----------       ----------      -----------









         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2001 and June 30, 2000



NOTE 1 -ORGANIZATION AND ACCOUNTING POLICIES

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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2001.

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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2001 and June 30, 2000



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure
          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended
     December 31,2000. The Company's total deferred tax asset as of June 30, 2001 is as follows:

          Net operating loss carry forward              $7,837
          Valuation allowance                           $7,837
          Net deferred tax asset                        $    0

     The federal net operating loss carry forward will expire in 2017 to 2019.

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2001 and June 30, 2000


NOTE 4 STOCKHOLDER'S EQUITY
     Common Stock
          The authorized common stock of the Company consists of 50/000,000 shares with a par value of $0.001 per share.

          On July 27, 1995 the Company issued 20 shares of its no par value common stock in consideration of $200 in cash to one of its directors.

          On July 27, 1997 the Company issued 24,980 shares of its no par value common stock in consideration of $5,996 in cash to three of its directors.

          On September 21, 1999 the State of Nevada approved the Company's restated Articles of Incorporation that increased its capitalization from 25,000 common shares of no par value to 50,000,000 common shares with a par value of $0.001 and added 10,000,000 preferred shares with a par value of $0.001.

          On September 21, 1999 the Company forward split its common stock 240:1 thus increasing the number of outstanding common shares from 25,000 to 6,000,000 shares.

     Preferred Stock
          The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share.

NOTE 5 GOING CONCERN.

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2001 and June 30, 2000

NOTE 6 -RELATED PARTY TRANSACTIONS

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

NOTE 7 -WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8 -OFFICER ADVANCES

     While the Company was seeking additional capital to advance its business plan, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

                        Plan of Operation

Background

Music Etc., Inc. is a Nevada corporation formed on September 20, 1993. Our principal place of business is located at 8764 Carlitas Joy Court, Las Vegas, NV 89117. The officers and directors of Music Etc., Inc. became aware over the years that school districts throughout the United States were constantly cutting back on extra activities due to budget cuts. It seemed that music was always the first to go, especially in the elementary grades. Realizing this to be the case it was decided that offering music lessons via the Internet may be a very popular idea.

The original business plan to offer music lessons over the internet was abandoned due to the lack of funds available in order to implement this business plan. However, management believes that we will be able to raise enough initial capital to begin operations and build a web-site through public and private sales of our stock.

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

Business of Issuer

Music Etc., Inc. intends to contact various music teachers who specialize in one or more musical instruments to get their input as how to best achieve our goals. We want to make several key contacts in the manufacturers of musical instruments who we feel will be quite excited about our ideas and may extended their knowledge and expertise about the music business.

We are a development stage company which will deliver music lessons for various instruments to families and children via a variety of applications on the Internet. We intend to devote our resources to the delivery of online music lessons for various instruments. We intend to offer a fee- based Internet application through which we will deliver music lessons in real time with the same quality that a private instructor would provide.

We hope to launch our website and commence delivering services to the public once we have raised enough capital to start our business venture. Currently, our operations consist primarily of organizational and capital raising activities, research and analysis with respect to Internet musical education industry opportunities, and the development of technical and operational infrastructure.

Services

Music Etc., Inc. hopes to position itself to take full advantage of the fast growing Internet industry. It is our desire to be the leading Internet Company responsible for introducing children to the world of music. Our concept would allow anyone who had a computer or access to one to learn a musical instrument. Music Etc., Inc. wants provide music lessons for various instruments in a way that would allow the participant to be familiar enough at the end of a 10-lesson cycle to continue and with practice become proficient. The company intends to offer intermediate and advanced lessons utilizing the same format as described above.

Each instrumental choice would come with a series of 10 basic lessons. We intend to construct a Website where these lessons would be shown and would be available to our subscribers at their convenience. The student could download this music and practice at home until he had mastered that lesson and then go on to lesson two, three, etc. By the end of a 10-lesson cycle the student should be able to continue advancing on his own by practicing and utilizing certain music books, which we would recommend. It is the intent of the company to charge a fee of $35.00 for each 10-lesson cycle. By keeping the cost down to a reasonable amount we feel people that could not otherwise afford to learn a musical instrument could now do so.

After the company has become established it would want to retail sheet music as well as discounted instruments and musical supplies. We feel this addition to our business will be advantageous to our students and beneficial to our company.

Customers may choose from one or a series of lessons that address curriculum objectives on a specific level. Eventually, we hope to reach a point where we will have a staff in which our services will be highly interactive. The music lessons would incorporate the use of videos, interactive dialogue between student and teacher and would have available sheet music that would reflect that days lesson.

System Requirements

Those individuals wishing to take the musical lessons need the following computer specifications and hardware requirements:

  * A Pentium class computer running Windows 95 or higher.

  *  An Internet connection with a 28.8 kbps modem or better.

  * At least 16 MB of RAM.

  * A MIDI compatible piano or MIDI Keyboard (if piano lessons are the choice for the individual). Connect the piano/keyboard to your computer using a sound card to MIDI connector cable.

  * A headset with microphone attached is recommended, or microphone and speakers.

Product Design and Development

We consider successful product design and development to be essential to implementing and growing the market for our services.

Marketing

In order to market our web site, we intend to have our site listed on different search engines, like Yahoo!, Infoseek, Excite, Lycos and AskJeeves. We feel this will be the best way to advertise our services for those seeking musical lessons. According to Planet Ocean Communications, an internet marketing company in Captain Cook, Hawaii, more than 95% of all people on the Web use only eight search engines. Some of the software packages we have been researching are as follows:
PowerSolution's SitePromoter (http://www.sitepromoter.com), which would submit our site to 150 search engines or CyberSleuth Internet Services' Net Submitter Professional (http://www.cyber-sleuth.com/nsp), which offers fully automated submission to hundreds of search engines and directories as well as offering semiautomated support for hundreds of other submission sites. These software products usually cost less than $100.

Another option we will utilize is to get our site on affiliate programs and partnerships with content sites. Through an affiliate program, our web site will be linked with a larger web site that contains similar services as those we are offering. Our web site will be able to be noticed when a net surfer is checking out the bigger web site, our site would be highlighted and net surfers would then be able to click and link directly to our web site. Most likely we would be able to form a partnership with these larger web site by offering a percentage of our sales for getting our site listed. We intend to use web sites like AllAbout-Music.com, Aardvark's Archive of General Musical Interest, and/or MusicNow!

Markets

The Company may enter into agreements with accomplished musical instructors with expertise in teaching the application of various musical instruments. These teachers' lessons and techniques will be video taped for each set of ten lessons, beginners, intermediate and advanced.

As schools become more and more overcrowded School Boards seek ways to achieve economic demands of supplying more teachers for the student population. The first cuts usually made are those in extra curricular activities and to be more precise, the music department.

Music Etc. intends to approach numerous school districts throughout the country and offer group lessons to their students. The number of students participating in our program will determine the cost for these Subscription Agreements.

We anticipate the exposure to our concept will gradually expand into the European and Asian markets via the Internet. Once this occurs it will be necessary to find instructors fluent in the language of each country where our enrollments are concentrated. Exposure to the international markets will necessitate the expansion of lessons offered to include instruments that are native to those countries.

We feel that this is the right idea and the right time to implement such an idea. As the Internet grows our company will grow.

Music Etc., Inc. plans to market its programs over the internet via a website that is to be designed to appeal to individuals, school districts and appropriate agencies worldwide. We believe that once word spreads about our website subscriptions will jump. We will market music lessons in three stages, beginning, and intermediate and advanced. We hope to have the ability to sell both used and new musical instruments via our Website as well as musical supplies.

Competition

Currently, there are only a few sites that offer music lessons online. These sites however only offer piano or guitar lessons. We intend to offer a variety of different lessons, from which the student would be able to choose. Since we have not yet begun our operations and intend to implement our business plan, it will be difficult for us to find a niche in the music industry. These other companies have greater financial resources and are already established, making it more difficult for us to generate revenue within the first year, if we are able to raise enough funds to finance our ultimate goals and begin a web site.

Employees

We are currently in a start-up phase with no employees, other than our management. It is expected that as funds become available additional staff will be hired. All future employees will be hired under an equal opportunity policy and evaluated by their manager on a regular basis with regard to merit raises and advancements. We do, however, intend to hire consultants, once we have commenced operations and have raised the start-up capital.

          MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market our web site which will enable users to learn to play musical instruments online through the varying levels of music lessons we intend to make available shortly after becoming operational. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between US$300,000 and US$500,000 over the next 12 months which we will utilize in contracting web hosts, web page designers and consultants to help us devise a curriculum which will be viable to teach music lessons online. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Music Etc. It is anticipated that an initial injection of US$300,000 will be required within the next 12 months. We propose to raise the amount we need by selling shares of our common stock and by one or more private placements if necessary.

2. We hope to generate revenue from the marketing of our web site to offer music lessons online. This is expected to be conducted upon the availability of funds. We are currently conducting ongoing research as to the best way to market our web site. Music Etc. does not currently have any formal contracts with any internet sites or web hosts.

3. Should management decide that raising funds by means of one or more private placements would be detrimental to Music Etc. and its shareholders because our cash flow is limited as a result of little or no revenues, we will attempt to secure a line of credit with an established financial institution to assist with the marketing and general working capital purposes.


We intend to utilize one or more of the credit card processing services to provide our students the option to either pay online with a credit card or have payments deducted straight from their checking accounts. These services will range anywhere from $10/month and $0.25 per transaction fee through CardService International, Inc. to $44.95/per month, which includes the processing fee, for a period of 24 months from iTransact.com (for each transaction over 500 is subject to a $0.10 per transaction fee.

We intend to launch our website with the aid of consultants within the music industry, which we will utilize their knowledge in instructing individuals. These consultants will be paid on a per project basis. Once we have generated revenue and profits enough to sustain our working capital on an ongoing basis, we will hire these individuals on a part- to full-time basis. We also intend to utilize the services of website managers and designers in order to keep our operating costs down. Prices for services which will design our website as well as manage the site range anywhere from $19.95/month to $45/month, some with a start up fee, for the small to medium sized businesses just getting started. Many of these web hosting services also include ISP services included in the monthly fees. Eventually, in the future, we intend to hire a full-time web page designer and manager once our operations grow to a capacity which will require our own staff.

          MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market our web site which will enable users to learn to play musical instruments online through the varying levels of music lessons we intend to make available shortly after becoming operational. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between US$300,000 and US$500,000 over the next 12 months which we will utilize in contracting web hosts, web page designers and consultants to help us devise a curriculum which will be viable to teach music lessons online. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Music Etc. It is anticipated that an initial injection of US$300,000 will be required within the next 12 months. We propose to raise the amount we need by selling shares of our common stock through this offering followed by one or more private placements if necessary.

2. We hope to generate revenue from the marketing of our web site to offer music lessons online. This is expected to be conducted upon the completion of this offering and availability of funds. We are currently conducting ongoing research as to the best way to market our web site. Music Etc. does not currently have any formal contracts with any internet sites or web hosts.

3. Should management decide that raising funds by means of one or more private placements would be detrimental to Music Etc. and its shareholders because our cash flow is limited as a result of little or no revenues, we will attempt to secure a line of credit with an established financial institution to assist with the marketing and general working capital purposes.


We intend to utilize one or more of the credit card processing services to provide our students the option to either pay online with a credit card or have payments deducted straight from their checking accounts. These services will range anywhere from $10/month and $0.25 per transaction fee through CardService International, Inc. to $44.95/per month, which includes the processing fee, for a period of 24 months from iTransact.com (for each transaction over 500 is subject to a $0.10 per transaction fee.

We intend to launch our website with the aid of consultants within the music industry, which we will utilize their knowledge in instructing individuals. These consultants will be paid on a per project basis, initially, from the proceeds raised in this offering. Once we have generated revenue and profits enough to sustain our working capital on an ongoing basis, we will hire these individuals on a part- to full-time basis. We also intend to utilize the services of website managers and designers in order to keep our operating costs down. Prices for services which will design our website as well as manage the site range anywhere from $19.95/month to $45/month, some with a start up fee, for the small to medium sized businesses just getting started. Many of these web hosting services also include ISP services included in the monthly fees. Eventually, in the future, we intend to hire a full-time web page designer and manager once our operations grow to a capacity which will require our own staff.

                            Employees

We are currently in a start-up phase with no employees, other than our management. It is expected that as funds become available additional staff will be hired. All future employees will be hired under an equal opportunity policy and evaluated by their manager on a regular basis with regard to merit raises and advancements. We do, however, intend to hire consultants, once we have commenced operations and have raised the start-up capital.

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



                           Date: August 13, 2001