Form 10QSB
period 2001-09-30
MUSIC ETC INC
filed 2001-11-16
CIK 1109548

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File No. 000-30253






                      MUSIC ETC., INC.
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV 89117
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-
4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,000,000 shares of common stock outstanding as of November 15, 2001.



                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
                 INDEPENDENT AUDITORS' REPORT

Board Of Directors
Music Etc., Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Music Etc., Inc., (a development stage company), as of September 30, 2001 and September 30, 2000 and the related statements of stockholders' equity for September 30, 2001 and statements of operations and cash flows for the nine months ended Sept. 30, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Etc., Inc., as of September 30, 2001 and September 30, 2000 and the related statements of stockholders' equity for September 30, 2001 and statements of operations and cash flows for the nine months ended Sept. 30, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to September 30, 2001 in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters, are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kurt D. Saliger
Kurt D. Saliger C.P.A.
November 06, 2001
                       MUSIC ETC., INC.
                 (A Development Stage Company)
                        BALANCE SHEETS

                            ASSETS

                                       Sept.           Sept.
                                       30, 2001        30, 2000

CURRENT ASSETS
  Cash                                            $0                $0
                                          ==========        ==========
     TOTAL CURRENT ASSETS                         $0                $0
                                          ==========        ==========
 TOTAL ASSETS                                     $0                $0
                                          ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances                           $4,152            $3,267
                                          ==========        ==========
  TOTAL CURRENT LIABILITIES                   $4,152            $3,267


STOCKHOLDERS EQUITY
Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At Sept. 30, 2001 - None                          $0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
Sept. 30, 2000 - 6,000,000 shares                               $6,000
Sept. 30, 2001 - 6,000,000 shares             $6,000

Additional paid in Capital                  ($2,315)          ($2,315)

Deficit Accumulated during
development stage                           ($7,837)          ($6,952)
                                          ==========        ==========

TOTAL STOCKHOLDERS' EQUITY                  ($4,152)          ($3,267)
                                          ==========        ==========

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                               $0                $0
                                           =========         =========

        See accompanying notes to financial statements
                              -2-
                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                               Nine            Nine
                              Months          Months      Sept. 20, 1993
                               Ended           Ended        (Inception)
                               Sept.           Sept.         to Sept.
                              30,2001         30,2000         30,2001

INCOME
Revenue                       $      0          $       0       $       0
                            ----------         ----------     -----------
TOTAL INCOME                  $      0          $       0       $       0

EXPENSES
General, Selling
and Administrative            $    885          $     885       $   7,837

Amortization                  $      0          $       0       $       0


                           -----------         ----------     -----------
TOTAL EXPENSES                $    885          $   3,000       $   7,837
                           -----------         ----------     -----------
NET PROFIT (LOSS)             $    885          $   3,000       $   7,837
                           ===========         ==========     ===========
NET PROFIT (LOSS)
PER SHARE                        (NIL)              (NIL)           (NIL)
                           ===========         ==========     ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING            6,000,000          6,000,000       6,000,000





        See accompanying notes to financial statements
                              -3-
                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                               Three            Three
                              Months            Months      Sept. 20, 1993
                               Ended            Ended         (Inception)
                               Sept.            Sept.          to Sept.
                              30,2001          30,2000          30,2001

INCOME
Revenue                       $       0            $      0      $        0
                            -----------          ----------      ----------
TOTAL INCOME                         $0                  $0              $0

EXPENSES

General, Selling
and Administrative            $       0            $  1,000       $   7,837

Amortization                  $       0            $      0       $       0


                            -----------          ----------      ----------
TOTAL EXPENSES                $       0            $  1,000       $   7,837
                            -----------          ----------      ----------
NET PROFIT (LOSS)                    $0              $1,000          $7,837
                            ===========          ==========      ==========
NET PROFIT (LOSS)
PER SHARE                         (NIL)               (NIL)           (NIL)
                            ===========          ==========      ==========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000           6,000,000       6,000,000
                              =========          ==========      ==========











        See accompanying notes to financial statements.
                              -4-
                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                               Year           Year        Sep. 20, 1993
                              Ended           Ended        (Inception)
                             December       December         to June
                             31, 2000       31, 1999        30, 2001

INCOME
Revenue                      $       0         $       0        $      0
                            ----------         ---------      ----------
TOTAL INCOME                 $       0         $       0        $      0

EXPENSES

General, Selling
and Administrative           $   3,000         $     267        $  7,837

Amortization                 $       0         $       0        $      0


                            ----------         ---------      ----------
TOTAL EXPENSES               $   3,000         $     267        $  7,837
                            ----------         ---------      ----------
NET PROFIT (LOSS)            ($ 3,000)         ($   267)       ($ 7,837)
                            ----------         ---------      ----------
NET PROFIT (LOSS)
PER SHARE                        (NIL)             (NIL)           (NIL)
                            ==========         =========      ==========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING            6,000,000         6,000,000       6,000,000
                            ==========         =========      ==========








See accompanying notes to financial statements
                              -5-
                                MUSIC ETC., INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               September 30, 2001

                                  Common Stock                                (Deficit)
                                                                             Accumulated
                             Number                          Additional         During
                               of                             paid-in        Development
                             Shares          Amount           Capital           Stage

Balance Dec. 31, 1996               20              $200                $0           ($200)

April 7, 1997
Issued for cash                 24,980            $3,485

Net Loss
December 31, 1997                                                                  ($3,485)
                           -----------         ---------         ---------       ----------
Balance, Dec. 31, 1997          25,000            $3,685                $0         ($3,685)

Net Loss,
December 31, 1998                                                                        $0

Changed from no par
Value to $0.001
September 21, 1999                              ($3,660)             3,660
Forward stock split
240 to 1
September 21, 1999           5,975,000          ($5,975)          ($5,975)

Net loss
December 31, 1999                                                                    ($267)
                           ===========         =========         =========       ==========

Balance, Dec. 31, 1999       6,000,000            $6,000          ($2,315)         ($3,952)

Net loss
December 31, 1999                                                                  ($3,000)
Net loss
September 30, 2001                                                                   ($885)
                           -----------         ---------         ----=----       ----------
Balance
September 30, 2001           6,000,000            $6,000          ($2,315)         ($7,837)
                           ===========          ========         =========         ========


                 See accompanying notes to financial statements.
                              -6-

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                                 Nine             Nine
                                Months           Months       Sept 20,1993
                                 Ended           Ended        (Inception)
                                 Sept.           Sept.          to Sept.
                               30, 2001         30, 2000        30, 2001


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                         ($885)          ($3,000)        ($7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                           $0                $0              $0
Officer Advances                     $885            $3,000          $4,152
                              -----------        ----------      ----------
Net cash used in
Operating activities                   $0                $0        ($3,685)


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                     $0                $0          $3,685
                              -----------         ---------      ----------
Net Increase
(decrease) in cash                     $0                $0              $0

Cash, Beginning
Of period                              $0                $0              $0


Cash, End                     -----------         ---------      ----------
Of Period                              $0                $0              $0
                              -----------         ---------      ----------






         See accompanying notes to financial statements.
                               -7-


                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                             Three           Three
                             Months          Months         Sept 20,1993
                             Ended           Ended          (Inception)
                             Sept.           Sept.          to Sept.
                             30, 2001        30, 2000       30, 2001


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                         ($885)          ($1,000)      ($7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                           $0                $0            $0
Officer Advances                     $885                $0        $4,152

                               ----------        ----------     ---------
Net cash used in
Operating activities                   $0                $0      ($3,685)


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                     $0                $0        $3,685
                               ----------        ----------     ---------
Net Increase
(decrease) in cash                     $0                $0            $0

Cash, Beginning
Of period                              $0                $0            $0


Cash, End                      ----------        ----------     ---------
Of Period                              $0                $0            $0
                               ==========        ==========     =========






         See accompanying notes to financial statements
                               -8-

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                                Year            Year          Sept. 20,
                                                                1993
                                Ended           Ended        (Inception)
                              December        December         to June
                              31, 2000        31, 1999        30, 2001
CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                      ($3,000)            ($267)       ($7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                          $0                $0             $0
Officer Advances                  $3,000              $267       ($4,152)
                             -----------       -----------      ---------
Net cash used in
Operating activities                  $0                $0             $0

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                    $0                $0             $0
                             -----------       -----------      ---------
Net Increase
(decrease) in cash                    $0                $0             $0

Cash, Beginning
Of period                             $0                $0             $0
Cash, End                    -----------       -----------      ---------
Of Period                             $0                $0             $0
                             ===========       ===========      =========









         See accompanying notes to financial statements
                               -9-


                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2001 and September 30, 2000



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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2001.

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





                              -10-
                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2001 and September 30, 2000



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure
          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended December 31,2000. The Company's total deferred tax asset as of September 30, 2001 is as follows:
          Net operating loss carry forward              $7,837
          Valuation allowance                           $7,837
          Net deferred tax asset                        $    0
     The federal net operating loss carry forward will expire in 2017 to 2019.

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2001 and September 30, 2000


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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2001 and September 30, 2000

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

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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

We believe that from the proceeds from this offering, assuming all the shares offered to the public are sold, we will be able to finance our operations for at least 12 months.

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



                           Date: November 15, 2001