Form 10QSB/A
period 2001-09-30
MUSIC ETC INC
filed 2001-11-27
CIK 1109548

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

     I have audited the accompanying balance sheets of Music Etc., Inc. (a developmental stage company), as of September 30, 2001 and September 30, 2000 and the related statements of stockholders' equity for September 30, 2001 and statements of operations and cash flows for nine months ended Sept. 30, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Etc., Inc. as of September 30, 2001 and 2000 and the related statements of stockholders' equity for Sept. 30, 2001 and statements of operations and cash flows for the nine months ended Sept. 30, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to September 30,
2001 in conformity with accounting principles generally accepted in the United States of America.

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