Form 10KSB/A
period 2000-12-31
MUSIC ETC INC
filed 2002-01-10
CIK 1109548

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         Amendment 1
                             to
                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

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

Issuer's Revenue during the year ended December 31, 2000:
$ 0

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

                          NonePART I

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

ITEM 7.   FINANCIAL STATEMENTS.

The  Audited Financial Statements as of December. 31, 2000, and
December 31, 1999
                       MUSIC ETC., INC.

                     FINANCIAL STATEMENTS

                           CONTENTS


                                            PAGE

Independent Auditors Report                     1
Financial Statements
Balance Sheet                                   2
Statement Of Operations                         3
Statement Of Stockholders' Equity               4
Statement Of Cash Flows                         5
Notes To Financial Statements                 6-9



















                 INDEPENDENT AUDITORS' REPORT

Board Of Directors
Music Etc., Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Music Etc., Inc., (a development stage company), as of December 31, 2009 and December 31, 1999 and the related statements of stockholders' equity for December 31, 2000 and statements of operations and cash flows for the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Etc., Inc., as of December 31, 2000 and December 31, 1999 and the related statements of stockholders' equity for December 31, 2000 and statements of operations and cash flows for the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

December17, 2001

 1601 South Rainbow Blvd., Suite 220B .Las Vegas, Nevada 89146
           Phone: (702) 367-1988 Fax: (702) 948-8674



                       MUSIC ETC., INC.
                 (A Development Stage Company)
                        BALANCE SHEETS


                               ASSETS
                                      December         December
                                      31,2000          31, 1999
                                      ---------        ----------
CURRENT ASSETS
  Cash                                           $0                $0
                                         ----------         ---------
  TOTAL CURRENT ASSETS                           $0                $0
                                         ----------         ---------
     TOTAL ASSETS                                $0                $0
                                         ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances                          $3,267              $267
                                         ----------         ---------
TOTAL CURRENT LIABILITIES                    $3,267              $267


STOCKHOLDERS EQUITY

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At December 31, 2001 - None                      $0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 1999 - 6,000,000 shares                           $6,000
December 31, 2000 - 6,000,000 shares         $6,000

Additional paid in Capital                 ($2,315)          ($2,315)

Deficit Accumulated during
development stage                          ($6,952)          ($3,952)
                                         ----------         ---------

TOTAL STOCKHOLDERS' EQUITY                 ($3,267)            ($267)
                                         ----------         ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                              $0                $0
                                         ==========        ==========

        See accompanying notes to financial statements
                             - 2 -
                        MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                       Year             Year            Sep. 20, 1993
                       Ended            Ended           (Inception)
                       December         December        to December
                       31, 2000         31, 1999        30, 2000

INCOME
Revenue                            $0                $0               $0
                          -----------       -----------      -----------
TOTAL INCOME                       $0                $0               $0

EXPENSES

General, Selling
and Administrative             $3,000              $267           $6,952
Amortization                       $0                $0               $0
                          -----------       -----------      -----------
TOTAL EXPENSES                 $3,000              $267           $6,952

NET PROFIT (LOSS)            ($3,000)            ($267)         ($6,952)
                          ===========       ===========      ===========
NET PROFIT (LOSS)
PER SHARE                       (NIL)             (NIL)            (NIL)
                          ===========       ===========      ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING           6,000,000         6,000,000        6,000,000
                          ===========       ===========      ===========


        See accompanying notes to financial statements
                             - 3 -
                                MUSIC ETC., INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                December 31, 2000

                                     Common Stock                            (Deficit)
                                                                             Accumulated
                            Number                           Additional      During
                            of                               paid-in         Development
                            Shares           Amount          Capital         Stage


Balance,
December 31, 1998                    25,000          $3,685               $0       ($3,685)

Changed from no par
Value to $0.001
September 21, 1999                                 ($3,660)           $3,660
Forward Stock Split
240 to 1
September 21, 1999                5,975,000          $5,975         ($5,975)

Net Loss,
December 31, 1999                                                                    ($267)

Balance, Dec. 31, 1999            6,000,000          $6,000         ($2,315)        $3,952)

Net loss
December 31, 2000                                                                  ($3,000)
Net loss

Balance
December 31, 2000                 6,000,000          $6,000         ($2,315)       ($6,952)
                               ============      ==========      ===========    ===========

                 See accompanying notes to financial statements
                                    -    4 -

                      MUSIC ETC., INC.
                (A Development Stage Company)
                   STATEMENT OF CASH FLOWS

                           Year           Year           Sept. 20, 1993
                           Ended          Ended          (Inception)
                           December       December       to December
                           31, 2000       31, 1999       30, 2000
CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                     ($3,000)           ($267)         ($6,952)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                         $0               $0               $0
Officer Advances                 $3,000             $267           $3,267
                             ----------       ----------      -----------
Net cash used in
Operating activities                 $0               $0         ($3,685)

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                   $0               $0           $3,685
                             ----------       ----------      -----------
Net Increase
(decrease) in cash                   $0               $0               $0

Cash, Beginning
Of period                            $0               $0               $0
                             ----------       ----------      -----------
Cash, End
Of Period                            $0               $0               $0
                             ==========       ==========      ===========

       See accompanying notes to financial statements
                            - 5 -
                      MUSIC ETC., INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
           December 31, 2000 and December 31, 1999

NOTE 1 -ORGANIZATION AND ACCOUNTING POLICIES

     The Company was incorporated September 20, 1993 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. The Company will develop a website charging subscribers a fee for each internet music lesson.

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

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended December 31,2000. The Company's total deferred tax asset as of December 31, 2000 is as follows:

          Net operating loss carry forward              $6,952
          Valuation allowance                           $6,952
          Net deferred tax asset                        $    0

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


                           By:
                              /s/ Lewis Eslick
                              Lewis M. Eslick, President
                           Date:                 January 9,
                              2002