Form 10QSB/A
period 2001-03-31
MUSIC ETC INC
filed 2002-01-10
CIK 1109548

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         Amendment 1
                             to
                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

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

     I have audited the accompanying balance sheets of Music Etc., Inc., (a development stage company), as of March 31, 2001 and March 31, 2000 and the related statements of stockholders' equity for March 31, 2001 and statements of operations and cash flows for the three months ended March 31, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Etc., Inc., as of March 31, 2001 and March 31, 2000 and the related statements of stockholders' equity for March 31, 2001 and statements of operations and cash flows for the three months ended March 31, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters, are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kurt D. Saliger
Kurt D. Saliger C.P.A.
December17, 2001
 1601 South Rainbow Blvd., Suite 220B .Las Vegas, Nevada 89146
           Phone: (702) 367-1988 Fax: (702) 948-8674


                       MUSIC ETC., INC.
                 (A Development Stage Company)
                        BALANCE SHEETS

                               ASSETS
                                      March            March
                                      31,2001          31, 2000
                                      ---------        ----------
CURRENT ASSETS
  Cash                                           $0                $0
                                         ----------         ---------
  TOTAL CURRENT ASSETS                           $0                $0
                                         ----------         ---------
     TOTAL ASSETS                                $0                $0
                                         ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances                          $3,267              $267
                                         ----------         ---------
TOTAL CURRENT LIABILITIES                    $3,267              $267


STOCKHOLDERS EQUITY

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At June 30, 2001 - None                          $0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
March 31, 2000 - 6,000,000 shares                              $6,000
March 31, 2001 - 6,000,000 shares            $6,000

Additional paid in Capital                 ($2,315)          ($2,315)

Deficit Accumulated during
development stage                          ($6,952)          ($3,952)
                                         ----------         ---------

TOTAL STOCKHOLDERS' EQUITY                 ($3,267)            ($267)
                                         ----------         ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                              $0                $0
                                         ==========        ==========

        See accompanying notes to financial statements
                             - 2 -


                     -    MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                          Three            Three
                          Months           Months           Sept. 20, 1993
                          Ended            Ended            (Inception)
                          March            March            to March
                          31,2001          31,2000          31,2001

INCOME
Revenue                               $0                $0                $0
                             -----------        ----------       -----------
TOTAL INCOME                          $0                $0                $0

EXPENSES

General, Selling
and Administrative                  $885                $0            $7,837

Amortization                          $0                $0                $0
                             -----------        ----------       -----------
TOTAL EXPENSES                      $885                $0            $7,837

NET PROFIT (LOSS)                 ($885)                $0          ($7,837)
                              ==========        ==========        ==========
NET PROFIT (LOSS)
per share -                        (NIL)             (NIL)             (NIL)
                              ==========        ==========        ==========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING              6,000,000         6,000,000         6,000,000
                              ==========        ==========        ==========







        See accompanying notes to financial statements
                             - 3 -



                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                       Year             Year            Sep. 20, 1993
                       Ended            Ended           (Inception)
                       December         December        to March
                       31, 2000         31, 1999        31, 2001

INCOME
Revenue                            $0                $0               $0
                          -----------       -----------      -----------
TOTAL INCOME                       $0                $0               $0

EXPENSES

General, Selling
and Administrative             $3,000              $267           $6,952
Amortization                       $0                $0               $0
                          -----------       -----------      -----------
TOTAL EXPENSES                 $3,000              $267           $6,952

NET PROFIT (LOSS)            ($3,000)            ($267)         ($6,952)
                          ===========       ===========      ===========
NET PROFIT (LOSS)
PER SHARE                       (NIL)             (NIL)            (NIL)
                          ===========       ===========      ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING           6,000,000         6,000,000        6,000,000
                          ===========       ===========      ===========









        See accompanying notes to financial statements
                             - 4 -



                                MUSIC ETC., INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2001

                                     Common Stock                            (Deficit)
                                                                             Accumulated
                            Number                           Additional      During
                            of                               paid-in         Development
                            Shares           Amount          Capital         Stage


Balance,
December 31, 1998                 25,000          $3,685               $0       ($3,685)

Changed from no par
Value to $0.001
September 21, 1999                              ($3,660)           $3,660
Forward Stock Split
240 to 1
September 21, 1999             5,975,000          $5,975         ($5,975)

Net Loss,
December 31, 1999                                                                 ($267)

Balance, Dec. 31, 1999         6,000,000          $6,000         ($2,315)        $3,952)

Net loss
December 31, 2000                                                               ($3,000)
Net loss
March 31, 2001                                                                    ($885)
                                                                             -----------
Balance March 31, 2001         6,000,000          $6,000         ($2,315)       ($6,962)
                            ============      ==========      ===========    ===========

                 See accompanying notes to financial statements
                                    -    5 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                            Three         Three
                            Months        Months          Sept 20,1993
                            Ended         Ended           (Inception)
                            March         March           to March
                            31, 2001      31, 2000        31, 2001


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                      ($885)                $0       ($6,952)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                        $0                $0             $0
Officer Advances                  $885                $0         $3,267
                             ---------         ---------      ---------
Net cash used in
Operating activities                $0                $0       ($3,685)


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                  $0                $0         $3,685
                             ---------         ---------      ---------
Net Increase
(decrease) in cash                  $0                $0             $0

Cash, Beginning
Of period                           $0                $0             $0
                             ---------         ---------      ---------

Cash, End
Of Period                           $0                $0             $0
                             =========         =========      =========


         See accompanying notes to financial statements
                              - 6 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                           Year           Year           Sept. 20, 1993
                           Ended          Ended          (Inception)
                           December       December       to March
                           31, 2000       31, 1999       31, 2001
CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                     ($3,000)           ($267)         ($6,952)

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
                             ==========       ==========      ===========


         See accompanying notes to financial statements
                              - 7 -



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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2001 and March 30, 2000



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2001 the Company had no dilutive common stock equivalents such as stock options.

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



                           Date: January 9, 2002