Form 10QSB/A
period 2001-06-30
MUSIC ETC INC
filed 2002-01-10
CIK 1109548

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

     I have audited the accompanying balance sheets of Music Etc., Inc., (a development stage company), as of June 30, 2001 and June 30, 2000 and the related statements of stockholders' equity for June 30, 2001 and statements of operations and cash flows for the six months ended June 30, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Etc., Inc., as of June 30, 2001 and June 30, 2000 and the related statements of stockholders' equity for June 30, 2001 and statements of operations and cash flows for the six months ended June 30, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period September 20, 1993 (inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters, are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kurt D. Saliger
Kurt D. Saliger C.P.A.
August 4, 2001
 1601 South Rainbow Blvd., Suite 220B .Las Vegas, Nevada 89146
           Phone: (702) 367-1988 Fax: (702) 948-8674



                       MUSIC ETC., INC.
                 (A Development Stage Company)
                        BALANCE SHEETS

                               ASSETS
                                      June             June
                                      30,2001          30, 2000
                                      ---------        ----------
CURRENT ASSETS
  Cash                                           $0                $0
                                         ----------         ---------
  TOTAL CURRENT ASSETS                           $0                $0
                                         ----------         ---------
     TOTAL ASSETS                                $0                $0
                                         ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances                          $4,152              $267
                                         ----------         ---------
TOTAL CURRENT LIABILITIES                    $4,152              $267
                                         ----------         ---------

STOCKHOLDERS EQUITY

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At June 30, 2001 - None                          $0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
June 30, 2000 - 6,000,000 shares             $6,000
June 30, 2001 - 6,000,000 shares             $6,000

Additional paid in Capital                   $2,315            $2,315

Deficit Accumulated during
development stage                          ($7,837)          ($3,952)
                                         ----------         ---------

TOTAL STOCKHOLDERS' EQUITY                 ($4,152)            ($267)
                                         ----------         ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                              $0                $0
                                         ==========        ==========

        See accompanying notes to financial statements
                             - 2 -


                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                          Six            Six
                          Months         Months            Sept. 20, 1993
                          Ended          Ended             (Inception)
                          June           June              to June
                          30,2001        30,2000           30,2001

INCOME
Revenue                             $0                 $0              $0
                            ----------        -----------      ----------
TOTAL INCOME                        $0                 $0              $0

EXPENSES

General, Selling
and Administrative                $885                 $0          $7,837

Amortization                        $0                 $0              $0
                            ----------        -----------      ----------
TOTAL EXPENSES                    $885                 $0          $7,837

NET PROFIT (LOSS)                 $885                 $0          $7,837
                             =========        ===========      ==========
NET PROFIT (LOSS)
per share -                      (NIL)              (NIL)           (NIL)
                            ==========        ===========      ==========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING            6,000,000          6,000,000       6,000,000
                            ==========        ===========      ==========






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
                              ==========        ==========        ==========







        See accompanying notes to financial statements
                             - 4 -


                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                       Year             Year            Sep. 20, 1993
                       Ended            Ended           (Inception)
                       December         December        to June
                       31, 2000         31, 1999        30, 2001

INCOME
Revenue                            $0                $0               $0
                          -----------       -----------      -----------
TOTAL INCOME                       $0                $0               $0

EXPENSES

General, Selling
and Administrative             $3,000              $267           $7,837
Amortization                       $0                $0               $0
                          -----------       -----------      -----------
TOTAL EXPENSES                 $3,000              $267           $7,837

NET PROFIT (LOSS)            ($3,000)            ($267)         ($7,837)
                          ===========       ===========      ===========
NET PROFIT (LOSS)
PER SHARE                       (NIL)             (NIL)            (NIL)
                          ===========       ===========      ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING           6,000,000         6,000,000        6,000,000
                          ===========       ===========      ===========









        See accompanying notes to financial statements
                             - 5 -



                                MUSIC ETC., INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  June 30, 2001

                                     Common Stock                            (Deficit)
                                                                             Accumulated
                            Number                           Additional      During
                            of                               paid-in         Development
                            Shares           Amount          Capital         Stage


Balance,
December 31, 1996                        20            $200               $0         ($200)

April 7, 1997
Issued for Cash                      24,980          $3,485

Net Loss,
December 31, 1997                                                                  ($3,485)
                                 ----------      ----------       ----------     ----------
Balance, Dec. 31, 1997               25,000          $3,685               $0       ($3,685)

Net Loss,
December 31, 1998
                                                                                         $0
Changed from no par
Value to $0.001
September 21, 1999                                 ($3,660)           $3,660
Forward Stock Split
240 to 1
September 21, 1999                5,975,000          $5,975         ($5,975)


Net Loss,
December 31, 1999                                                                    ($267)

Balance, Dec. 31, 1999            6,000,000          $6,000          $2,315)        $3,952)

Net loss
December 31, 2000                                                                  ($3,000)
Net loss
June 30, 2001                                                                        ($885)
                                                                                -----------
Balance
June 30, 2001                     6,000,000          $6,000         ($2,315)       ($7,837)
                               ============      ==========      ===========    ===========

                 See accompanying notes to financial statements
                                    -    6 -

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                           Six              Six
                           Months           Months          Sept 20,1993
                           Ended            Ended           (Inception)
                           June             June            to June
                           30, 2001         30, 2000        30, 2001


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                         ($885)                $0       ($7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
Activities

Amortization                           $0                $0             $0
Officer Advances                     $885                $0         $4,152
                              -----------        ----------     ----------
Net cash used in
Operating activities                   $0                $0       ($3,685)

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                     $0                $0         $3,685
                              -----------        ----------     ----------
Net Increase
(decrease) in cash                     $0                $0             $0

Cash, Beginning
Of period                              $0                $0             $0
                              -----------        ----------     ----------

Cash, End
Of Period                              $0                $0             $0
                              ===========        ==========     ==========

         See accompanying notes to financial statements
                              - 7 -
                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                            Three         Three
                            Months        Months          Sept 20,1993
                            Ended         Ended           (Inception)
                            June          June            to June
                            30, 2001      30, 2000        30, 2001


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                      ($885)                $0       ($7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                        $0                $0             $0
Officer Advances                  $885                $0         $4,152
                             ---------         ---------      ---------
Net cash used in
Operating activities                $0                $0       ($3,685)


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                  $0                $0         $3,685
                             ---------         ---------      ---------
Net Increase
(decrease) in cash                  $0                $0             $0

Cash, Beginning
Of period                           $0                $0             $0
                             ---------         ---------      ---------

Cash, End
Of Period                           $0                $0             $0
                             =========         =========      =========


         See accompanying notes to financial statements
                              - 8 -

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

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                         $0               $0               $0
Officer Advances                 $3,000             $267           $4,152
                             ----------       ----------      -----------
Net cash used in
Operating activities                 $0               $0         ($3,685)

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                   $0               $0           $3,685
                             ----------       ----------      -----------
Net Increase
(decrease) in cash                   $0               $0               $0

Cash, Beginning
Of period                            $0               $0               $0
                             ----------       ----------      -----------
Cash, End
Of Period                            $0               $0               $0
                             ==========       ==========      ===========









         See accompanying notes to financial statements
                              - 9 -

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



                              -11-

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

                              -12-
                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2001 and June 30, 2000

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


















                              -13-


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