Form 10KSB
period 2001-12-31
MUSIC ETC INC
filed 2002-04-01
CIK 1109548

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2001
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

Issuer's Revenue during the year ended December 31, 2001:
$ 0

As of March 25, 2002, the registrant had 6,000,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2001: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                              Background

Music Etc., Inc. is a Nevada corporation formed on September 20,
1993. Our principal place of business is located at 8764 Carlitas Joy Court, Las Vegas, NV 89117. The officers and directors of Music Etc., Inc., in discussion with the Assistant Budget Director of Clark County, Nevada and the State of California Consultant for visual and performing arts, they report that the level of musical instruction, if any, in public schools is primarily limited to beginning levels. Additionally, they have stated that they are highly supportive of private music lessons. Students residing in rural or outlying areas as well as some students residing in the inner city may not have access to private instructions from a qualified teacher. Realizing this to be the case it was decided that offering music lessons via the Internet might be a very popular idea. We only plan to offer Guitar, Drums and Piano for our students. We hope to be able to offer beginning, intermediate and advanced lessons.

The original business plan to offer music lessons over the Internet was abandoned due to the lack of funds available in order to implement this business plan. However, management believes that through the proceeds from this offering, it will be able to raise enough initial capital to begin operations and build a web site. We intend to charge an enrollment fee of $35.00 and offer 10 session music lessons for $35.00.

On September 20, 1993, Music Etc. issued 20 shares of its common stock to its original founder, Cheryl Mall for cash. On April 7, 1997, Music Etc. issued 9,500 shares of its stock to its current president, who subsequently sold and gifted some of his shares to 20 individuals on May 22, 1997. On April 7, 1997, Music Etc. issued 7,980 shares to its current Secretary, who subsequently sold and gifted some of her shares to 15 individuals on May 28, 1998. On April 7, 1997, Music Etc. issued 7,500 shares of its stock to its current Treasurer, who subsequently sold and gifted some of her shares to 13 individuals on June 8, 1998.

On September 20, 1999, Music Etc. amended its Articles of Incorporation to increase the authorized number of shares from 25,000 shares of common stock with no par value to 50,000,000 shares of common stock and also to authorize 10,000,000 shares of preferred stock, all with a par value of $0.001 per share. On September 20, 1999, Music Etc. also approved a forward stock split on a 240:1 basis, increasing the issued and outstanding shares from 25,000 to 6,000,000 shares of common stock.

ITEM 2.   DESCRIPTION OF PROPERTY.

Our principal administrative offices are located at 8764 Carlitas Joy Court, Las Vegas, NV 89117; (702) 228-4688. Since Music Etc. has not yet begun its operations, no business has yet been transacted here other than the development of the business plan. Our current executive offices are located in the residence of our current President. There is no monetary obligations due to the President nor are there any monies accruing for the office space.

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

Market Information

At present, our shares are not traded publicly. Music Etc. hopes to have its common stock quoted on the OTC Bulletin Board.

Effect of Penny Stock Rules

The "penny stock" rules could make selling shares more difficult for the selling security holders. Our common stock will be a "penny stock," under Rule 3a51-1 under the Securities Exchange Act of 1934 unless and until the shares reach a price of at least $5.00 per share, we meet the financial size and volume levels for our common stock not to be considered a penny stock, or we register the shares on a national securities exchange or they are quoted on the NASDAQ system. The shares are likely to remain penny stocks for a considerable period after the shares that are being offered are sold. A "penny stock" is subject to Rules 15g-l through 15g-10 of the Securities exchange Act that require securities broker-dealers, before carrying out transactions in any "penny stock," to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer; and to send monthly statements to customers with market and price information about the "penny stock." Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to approve the "penny stock" purchaser's account under standards specified in the rule, and deliver written statements to the customer with information specified in the rule. These additional requirements could prevent broker-dealers from carrying out transactions and limit the ability of the selling security holders in this offering to sell their shares into any secondary market for our common stock and also limit the ability of any subsequent shareholders to sell the shares in the secondary market.

Holders

There are 52 holders of Music Etc.'s common stock.

Dividends

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earning, alternative needs for funds and other conditions existing at the time.

Shares Eligible for Future Sale

On April 7, 1997, the Company sold 24,980 shares of its stock for a total consideration of $3,485.00 cash to the current officers and directors of the Company. With respect to the sales made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. On September 20, 1993, the Company issued 20 shares of its common stock to its original founder, Cheryl Mall for cash. On April 7, 1997, the Company issued 9,500 shares of its stock to its current president, which were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, who subsequently sold or gifted some of his shares to 20 individuals on May 22, 1997. On April 7, 1997, the Company issued 7,980 shares to its current Secretary, who subsequently sold or gifted some of her shares to 15 individuals on May 28, 1998. On April 7, 1997, the Company issued 7,500 shares of its stock to its current Treasurer, which were issued in reliance upon
Section 4(2) of the Securities Act of 1933, as amended, who subsequently sold or gifted some of her shares to 13 individuals on June 8, 1998. The shares, which were transferred by the officers and directors, were transferred in reliance upon Section 4(1) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted and will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Act. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Music Etc., Inc., (as that term is defined under the Act) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume on all national securities exchanges and through NASDAQ during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                           Plan of Operation

We are in the developmental stage and have no established source of revenue. We believe we will need at least $300,000 in order to be able to continue with our development operations. We are currently developing a business plan to market our web site, which will enable users to learn to play musical instruments online through the varying levels of music lessons we intend to make available shortly after becoming operational. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:



1. Management believes we will need to raise between US$300,000 and US$500,000 over the next 12 months which we will utilize in contracting web hosts, which will provide the services of web page designers and consultants to help us devise a curriculum which will be viable to teach music lessons online. We believe that the amount to contract a web host is nominal but would require a monthly service charge ranging from $20 to $45 per month. There may be a set-up or activation fee, which would be approximately $500 to $1,000. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Music Etc. It is anticipated that an initial injection of US$300,000 will be required within the next 12 months. We propose to raise the amount we need by selling shares of our common stock through this offering followed by one or more private placements if necessary. Should we not be able to raise any funding through this offering, we are researching other possibilities to raise funds. We have been researching ideas to raise funds through either private placements or through certain government loans or commercial loans.



2. We hope to generate revenue from the marketing of our web site to offer music lessons online. This is expected to be conducted upon the completion of this offering and availability of funds, if we are successful in raising funding through this offering. We have conducted minimal research as to the best way to market our web site. Our research efforts have been limited to information obtained from the Internet regarding start up businesses. Music Etc. does not currently have any formal contracts with any internet sites or web hosts. Music Etc., Inc., will develop a web page with hyperlinks on Unified School District Web Pages directing interested parties to Music Etc., Inc.'s. Web page, once our web page is operational.



3. Management may find it necessary to raise additional funds to impliment the business plan of Music Etc., Inc. Manage intends to raise these additional funds through the issuance of shatres of its common stock. This action would ultimately dilute the holdings of any current shareholder.

4. We intend to launch our website with the aid of consultants within the music industry. These consultants will be paid on a per project basis, initially, from the proceeds raised in this offering. Once we have generated revenue and profits enough to sustain our working capital on an ongoing basis, we will hire these individuals on a part- to full-time basis. We have not identified any consultants in the music industry to date. However, we plan to investigate any possibilities of hiring consultants within the next 12 months. We feel that we will be able to hire at least one to two consultants within the next 12 months, assuming all of the shares being offered at the offering price of $0.10 per share are sold. We have only estimated the cost of the consultants and any fees associated with these consultants.

We do not know the minimum amount we will need in any of the above areas to begin our operations.

We intend to utilize one or more of the credit card processing services to provide our students the option to either pay online with a credit card or have payments deducted straight from their checking accounts. These services will range anywhere from $10/month and $0.25 per transaction fee through CardService International, Inc. to $44.95/per month, which includes the processing fee, for a period of 24 months from iTransact.com (for each transaction over 500 is subject to a $0.10 per transaction fee).

We also intend to utilize the services of website managers and designers in order to keep our operating costs down. Prices for services which will design our website as well as manage the site range anywhere from $19.95/month to $45/month, some with a start up fee, for the small to medium sized businesses just getting started. Many of these web-hosting services also include ISP services included in the monthly fees. Eventually, in the future, we intend to hire a full-time web page designer and manager once our operations grow to a capacity, which will require our own staff.

We believe that from the proceeds from this offering, assuming all the shares offered to the public are sold, we will be able to finance our operations for at least the next 12 months.

ITEM 7.   FINANCIAL STATEMENTS.

The  Audited  Financial  Statements as  of  December.  31,  2002,  and
December 31, 2001

                           TABLE OF CONTENTS


                                                    PAGE #


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

                     INDEPENDENT AUDITOR'S REPORT

Board Of Directors
Music Etc., Inc.
Las Vegas, Nevada

       I have audited the accompanying balance sheets of Music Etc., Inc., (a development stage company), as of December 31, 2000 and December 31, 2001 and the related statements of stockholders' equity for December 31, 2000 and December 31, 2001 and statements of operations and cash flows for the two years ended December 31, 2001 and December 31, 2000 and the period September 20, 1993(inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
       I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music
Etc., Inc., as of December 31, 2001 and December 31, 2000 and the related statements of stockholders' equity for December 31, 2001 and December 31, 2000 and statements of operations and cash flows for the two years ended December 31, 2001 and December 31, 2000 and the period September 20, 1993 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.
       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters, are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Kurt D. Saliger C.P.A.
Kurt D. Saliger C.P.A.
February 17, 2002

     1601 South Rainbow Blvd., Suite 220B .Las Vegas, Nevada 89146
               Phone: (702) 367-1988 Fax: (702) 948-8674

                           Music Etc., Inc.
                     (A Development Stage Company)

                             BALANCE SHEET
                           December 31, 2001

                                ASSETS

                                          December        December
                                          31, 2001        31, 2000


CURRENT ASSETS                                  $   0             $   0
                                           ----------         ---------
  Cash
  TOTAL CURRENT ASSETS                          $   0             $   0
                                           ----------         ---------
  TOTAL ASSETS                                  $   0             $   0
                                           ----------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances                          $  4,152          $  3,267
                                           ----------         ---------
  TOTAL CURRENT LIABILITIES                  $  4,152          $  3,267

STOCKHOLDERS EQUITY

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At December 31, 2001 - None                     $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 2000 - 6,000,000 shares                          $   6,000
December 31, 2001 - 6,000,000 shares        $   6,000

Additional paid in Capital                  $  -2,315         $  -2,315

Deficit Accumulated during
development stage                           $  -7,837         $  -6,952
                                          -----------        ----------
TOTAL STOCKHOLDERS' EQUITY                  $  -4,152         $  -3,267
                                          -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                             $   0             $   0
                                          -----------        ----------


            See accompanying notes to financial statements

                                 - 2 -


                           MUSIC ETC., INC.
                     (A Development Stage Company)
                        STATEMENT OF OPERATIONS
                           December 31, 2001




                              Year          Year           Sep. 20, 1993
                              Ended         Ended           (Inception)
                              December      December        to December
                              31, 2001      31, 2000        30, 2001

INCOME
Revenue                             $   0            $   0          $   0
                               ----------       ----------      ---------
TOTAL INCOME                        $   0            $   0          $   0
                               ----------       ----------      ---------
EXPENSES

General, Selling
and Administrative                $   885        $   3,000      $   7,837

Amortization                        $   0            $   0          $   0
                               ----------       ----------      ---------


TOTAL EXPENSES                    $   885        $   3,000      $   7,837

NET PROFIT (LOSS)                 $  -885        $  -3,000      $  -7,837
                               ----------       ----------      ---------
NET PROFIT (LOSS)
PER SHARE                       $   (NIL)            (NIL)          (NIL)
                               ----------       ----------      ---------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING               6,000,000        6,000,000      6,000,000



            See accompanying notes to financial statements

                                 - 3 -
                           MUSIC ETC., INC.
                     (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           December 31, 2001


                              Common Stock
                                                                 (Deficit)
                       Number                      Additional    Accumu-
                       of                          paid-in       lated
                       Shares        Amount        Capital       Deficit

Balance,
December 31, 1996               20         $  200            $0       $  -200

April 7, 1997
Issued for cash             24,980       $  3,485            $0     $  -3,485
                        ----------     ----------     ---------    ----------
Balance Dec 31, 1997        25,000       $  3,685            $0     $  -3,685

Net Loss
December 31, 1998                                                        $  0

Changed from no par
Value to $0.001
September 21, 1999       $  -3,660       $  3,660

Forward Stock Split
240 to 1
September 21, 1999       5,975,000       $  5,975     $  -5,975

Net Loss,
December 31, 1999                                                     $  -267
                                                                   ----------
Balance, Dec. 31, 1999   6,000,000         $6,000     $  -2,315     $  -3,952

Net loss
December 31, 2000                                                   $  -3,000
                                                                   ----------
Net loss
December 31, 2001                                                     $  -885
                                                                   ----------
Balance
December 31, 2001        6,000,000       $  6,000     $  -2,315     $  -7,837
                        ----------     ----------     ---------    ----------



            See accompanying notes to financial statements

                           Music Etc., Inc.
                     (A Development Stage Company)

                        STATEMENT OF CASH FLOWS

                           December 31, 2001


                              Year            Year           Sep 20,1993
                              Ended           Ended          (Inception)
                              Dec. 31,        Dec. 31,       to Dec. 31,
                              2001            2000           2001
Cash Flows from
Operating Activities

  Net Loss                          $  -885       $  -3,000     $  -7,837

  Adjustment to
  Reconcile net loss
  To net cash provided
   by operating
  Activities

  Amortization                         $  0            $  0          $  0
  Officers Advances                  $  885        $  3,000      $  4,152
                                 ----------      ----------     ---------

Net cash used in
Operating activities                   $  0            $  0     $  -3,685

Cash Flows from
Investing Activities                   $  0            $  0          $  0

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Common Stock                        0               0         3,685
                                 ----------      ----------     ---------
Net Increase
(Decrease) in cash                     $  0            $  0          $  0

Cash, Beginning
of period                                 0               0             0
                                 ----------      ----------     ---------
Cash, End of period                    $  0            $  0          $  0
                                 ----------      ----------     ---------

            See accompanying notes to financial statements

                           Music Etc., Inc.
                     (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS
                December 31, 2001 and December 31, 2000




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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2001.

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

                           Music Etc., Inc.
                     (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS
                December 31, 2001 and December 31, 2000


NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     Reporting on Costs of Start-Up Activities

        In April 1998, the American Institute of Certified Public Accountants issued Statement of position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start- up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle.

     Loss Per Share

        Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001 the Company had no dilutive common stock equivalents such as stock options.

     Year End

          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure

          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended
     December 31,2000. The Company's total deferred tax asset as of December 31, 2001 is as follows:

          Net operating loss carry forward              $6,952
          Valuation allowance                           $6,952
          Net deferred tax asset                        $    0

     The federal net operating loss carry forward will expire in 2017 to 2019.

                           Music Etc., Inc.
                     (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS
                December 31, 2001 and December 31, 2000

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

                      Music Etc., Inc.
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS
           December 31, 2001 and December 31, 2000





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

ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

On or about February 1, 2001, Music Etc. engaged Kurt
Saliger to serve as its new principal independent accountant. Mr. Saliger replaces Barry Friedman as Music
Etc.'s principal auditor.

Barry Friedman passed away in December 2000 which made the board of directors search for a new accountant.

The former accountant's report on the financial statements for the fiscal year 1999 were modified as to uncertainty that Music Etc. will continue as a going concern.

During the two most recent fiscal years and the subsequent interim period preceding the passing of Mr. Friedman, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s), if any, in connection with its reports.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)  OF
          THE EXCHANGE ACT

The members of the Board of Directors of Music Etc. serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person. At this time management does not feel it necessary to enter into management agreement with its officers and directors as they agree to serve in their respective positions on an annual basis.

Music Etc.'s officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require approximately 20 hours per week.

Information as to the directors and executive officers of Music Etc. is as follows:

Name/Address          Age    Position          Term
Lewis M. Eslick       63     President/Directo Since April 1997
8452 Boseck Dr., Unit        r
272
Las Vegas, NV 89145
Leslie B. Eslick      48     Secretary/Directo Since April 1997
8452 Boseck Dr., Unit        r
272
Las Vegas, NV 89145
Patsy Harting         61     Treasurer/Directo Since April 1997
14133 Elmira Circle          r
Magnolia, CA 95954

Lewis M. Eslick; President

Mr. Lewis M. Eslick has been President and a Director of the Registrant since April 1997.

Mr. Lewis M. Eslick has been President and a Director of the Registrant since April 1997.

Since April 1997, Mr. Eslick Lewis Eslick is the president of Pure Country. This company intends to offer handcrafted wares over the Internet. This venture has not come to realization as yet and is still in the developmental stages. Pure Country, Inc., a company involved in establishing an online business which will offer hand-crafted wares over the Internet. Pure Country is currently a publicly reporting company.

Since August of 1995, he has been an owner and served as Geschaeftsfuehrer (Managing Director) of Xaxon Immobilien und Anlagen Consult GmbH. Under Mr. Eslick's direction, Xaxon was awarded a license, which allowed every business except banking operations. Xaxon consults with major development companies of the European Economic Community and the United States of America. Xaxon is not a publicly reporting company.

From December 1997 through January 22, 2001, Mr. Eslick was President and Director of Bepariko BioCom, which provides the digitization of all ten of the users fingers encoded onto a database with the key fingerprint stored on the users corresponding smart card. Bepariko is listed on the OTCBB:
BPKO. Bepariko BioCom is a publicly reporting company.

From April, 1994, through December, 1994, Mr. Eslick was CEO of Travel Masters, which traded under the symbol OTCBB:
TVMS. While CEO of Travel Masters, he developed strategy and a business plan for Travel Master, and the structure to establish a central reservation complex to replace Airline City Ticketing Offices in Reno and Las Vegas, Nevada using Electronic Ticket Delivery Networks (ETDN) which led to ticketless travel. Travel Masters is not a publicly reporting company.

From 1986 to the Present, Mr. Eslick has been CEO and Director of Mirex, Inc., an international consulting firm. He was responsible for several successful negotiations on behalf of Bechtel Engineering and Minerals. Mirex is a publicly reporting company.

From 1983 to 1986, Mr. Eslick conceptualized and delivered to EF Hutton the plan for what is now known as "Reservoir Inadequacy Insurance," the methods by which investors are protected against inadequate oil reserves or dry wells. He developed and co-authored with Lloyds of London syndication that backed the policies.

From 1981 to 1983, Mr. Eslick was the project manager for Rosendin Electric, overseeing the complete wiring of the building that tracks the Space Shuttle for Lockheed. For 1979 to 1981, Mr. Eslick served as the Managing Director of Interface Idrocarbure, Inc. S.A., a corporation with offices in Geneva, Switzerland, and Konigswinter, West Germany, that actively traded in the international spot oil market.

From  1954 to 1958, Mr. Eslick served in the US Navy  as  an
Aviation Electronics technician.

Leslie B. Eslick; Secretary

Ms.  Leslie  B. Eslick has been a Shareholder  Director  and
Secretary of the issuer since April 1997.

Since April 1997, Ms. Eslick has been the secretary and director of Pure Country, Inc. This company intends to offer handcrafted wares over the Internet. This venture has not come to realization as yet and is still in the developmental stages. Pure Country is currently a reporting company.

From April 2000 to the present Ms. Eslick has been a passive investor and consultant to various companies in the United
States of America.

From August of 1995 to April 2000, she had served as Geschaeftsfuehrena (Assistant Managing Director) of Xaxon Immobilien und Anlagen Consult GmbH. Ms. Eslick assisted in obtaining a license, which allowed every business except banking operations. Music Etc. consults with major development companies of the European Economic Community and the Unites States of America.

Prior to 1995, she was a Director and Vice-President of Mirex, Inc., where she assisted with several successful negotiations as well as being responsible for accounts payable & receivable for the firm. Mirex is a publicly reporting company.

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

Patsy Harting; Treasurer

Ms.  Harting has been an officer and director of Music  Etc.
since April 1997.

Since April 1997, Mrs. Harting has been the treasurer and director of Pure Country, Inc. This company intends to offer handcrafted wares over the Internet. This venture has not come to realization as yet and is still in the developmental stages. Pure Country is currently a reporting company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, the Company's officers and directors and all of the persons known to the Company to own more than ten percent
(10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

Music Etc.'s officers and directors do not receive any compensation for their services rendered to Music Etc., nor have they received such compensation in the past. There is no written agreement for compensation. However, as of the date of this registration statement, the officers and directors are not restricted from setting their own compensation. Once Music Etc. has a positive cash flow, the board will decide all matters related to compensation. As of the date of this registration statement, Music Etc. has no funds available to pay the officers or directors. Further, the directors are not accruing any compensation pursuant to any agreement with Music Etc.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT

The following table sets forth each person known to us, as of March 25, 2002, to be a beneficial owner of five percent (5%) or more of Music Etc.'s outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares. Except as noted, each person has sole voting and investment power with respect to the shares shown. None of the beneficial owners has the right to acquire any shares of Music Etc.'s common stock within 60 days pursuant to options, warrants, rights, conversion privileges, or similar obligations. Unless otherwise indicated, all shares are beneficially owned by the persons named.

Name and Address of           Amount and Nature of   Percent of
Beneficial Owner              Beneficial Ownership     Class

Leslie Eslick                          1,039,200        17.32%
8764 Carlitas Joy Court
Las Vegas, NV 89117

Lewis Eslick (1)                       1,098,000        18.30%
8764 Carlitas Joy Court
Las Vegas, NV 89117
Xaxon Immobilien und Anlagen
Consult GmbH (1)                       1,098,000        18.30%
8764 Carlitas Joy Court
Las Vegas, NV 89117

Patsy L. Harting (2)                   1,027,200        17.12%
14133 Elmira Circle
Magalia, CA 95954
Includes all officers and
directors of Music Etc. as a           3,164,400          52.74%
group (3 individuals)

(1) Lewis Eslick, the current president and director of Music Etc., Inc., is the Managing Director of Xaxon
Immobilien und Anlagen Consult GmbH, which owns 50,400 shares of the Company's common stock. Therefore, together with his holdings of 1,047,600 shares, Mr. Eslick has beneficial ownership of a total of 1,098,000 shares, which represents 18.3% of Music Etc.'s outstanding stock.

Leslie Eslick is the former wife of Lewis Eslick, both of which disclaim beneficial ownership of each other's shares.
Lewis Eslick is the brother of Patsy Harting, both of which disclaim beneficial ownership of each other's shares.

(2) Patsy Harting and John Harting are husband and wife. Patsy Harting directly owns 976,800 shares of Music Etc. and John Harting directly owns 50,400 shares of Music Etc. Therefore, Mr. and Mrs. Harting are deemed to beneficially own each other's shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no relationships or related transactions to report.

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


                           By:
                              /s/ Lewis Eslick
                              Lewis M. Eslick, President
                           Date:                 March 28,
                              2002