Form 10KSB/A
period 2001-12-31
MUSIC ETC INC
filed 2002-04-26
CIK 1109548

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

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                         Background

Music Etc., Inc. is a Nevada corporation formed on September 20, 1993. Our principal place of business is located at 8764 Carlitas Joy Court, Las Vegas, NV 89117. The officers and directors of Music Etc., Inc., in discussion with the Assistant Budget Director of Clark County, Nevada and the State of California Consultant for visual and performing arts, report that the level of musical instruction, if any, in public schools is primarily limited to beginning levels. Additionally, they have stated that they are highly supportive of private music lessons. Students residing in rural or outlying areas as well as some students residing in the inner city may not have access to private instructions from a qualified teacher. Realizing this to be the case it was decided that offering music lessons via the Internet might be a very popular idea. We only plan to offer Guitar, Drums and Piano for our students, initially. We hope to be able to offer beginning, intermediate and advanced lessons.

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

On September 20, 1993, Music Etc. issued 20 shares of its common stock to its original founder, Cheryl Mall for cash. On April 7, 1997, Music Etc. issued 9,500 shares of its stock to its current president, who subsequently gifted some of his shares to 20 individuals on May 22, 1998. On April 7, 1997, Music Etc. issued 7,980 shares to its current Secretary, who subsequently gifted some of her shares to 15 individuals on May 28, 1998. On April 7, 1997, Music Etc. issued 7,500 shares of its stock to its current Treasurer, who subsequently gifted some of her shares to 13 individuals on June 8, 1998.

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

Shares Eligible for Future Sale

3,114,000 shares of the 6,000,000 outstanding shares of Music Etc.'s common stock are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act, and as such may only be sold pursuant to an effective registration statement under the Securities Act, or in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act.

On September 20, 1993, the Company issued 20 shares of its common stock to its original founder, Cheryl Mall for $322.50 cash. On April 7, 1997, the Company issued 9,500 shares of its stock to Lewis Eslick, the current president, for $1,200.00 who subsequently gifted 5,135 of his shares to 20 individuals on May 22, 1997. On April 7, 1997, the Company issued 7,980 shares to Leslie Eslick, the current secretary, for $1,100.00 who subsequently transferred 3,950 of her shares to 15 individuals on June 8, 1998. On April 7, 1997, the Company issued 7,500 shares of its stock to Patsy Harting, its current Treasurer, for $1,185.00 who subsequently transferred 3,425 of her shares to 13 individuals on May 28, 1998. The shares of stock issued to its current secretary and treasurer on April 7, 1997 were transferred for a total consideration of $3,485.00 cash. With respect to the sales made, the Registrant relied on
Section 4(2) of the Securities Act of 1933, as amended. The subsequent transfers were made in reliance upon
Section 4(1-1/2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted and will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Act. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Music Etc., Inc., (as that term is defined under the Act) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume on all national securities exchanges and through NASDAQ during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

3. Management may find it necessary to raise additional funds to implement the business plan of Music Etc., Inc. Manage intends to raise these additional funds through the issuance of shares of its common stock.
     This action would ultimately dilute the holdings of any current shareholder.

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

/S/ Kurt D. Saliger C.P.A.
Kurt D. Saliger C.P.A.
February 17, 2002

     1601 South Rainbow Blvd., Suite 220B .Las Vegas, Nevada 89146
               Phone: (702) 367-1988 Fax: (702) 948-8674


                           Music Etc., Inc.
                     (A Development Stage Company)

                             BALANCE SHEET
                           December 31, 2001
                                ASSETS


                                       December       December
                                       31, 2001       31, 2000

CURRENT ASSETS
  Cash                                        $0               $0
                                      ----------        ---------
     TOTAL CURRENT ASSETS                     $0               $0
                                      ----------        ---------
 TOTAL ASSETS                                 $0               $0
                                      ==========       ==========

  LIABILITIES AND STOCKHOLDERS'
              EQUITY

CURRENT LIABILITIES
  Officers Advances                       $4,152           $3,267
                                      ==========       ==========
  TOTAL CURRENT LIABILITIES               $4,152           $3,267

STOCKHOLDERS EQUITY

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding At Sept.               $0
30, 2001 - None

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at:
Sept. 30, 2000 - 6,000,000 shares                          $6,000
Sept. 30, 2001 - 6,000,000 shares         $6,000

Additional paid in Capital              ($2,315)         ($2,315)

Deficit Accumulated during
development stage                       ($7,837)         ($6,952)
                                      ----------        ---------

TOTAL STOCKHOLDERS' EQUITY              ($4,152)         ($3,267)
                                      ==========       ==========

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                           $0               $0
                                      ==========       ==========

            See accompanying notes to financial statements

                           MUSIC ETC., INC.
                     (A Development Stage Company)
                        STATEMENT OF OPERATIONS
                           December 31, 2001




                        Year          Year          Sep. 20, 1993
                        Ended         Ended          (Inception)
                        December      December       to December
                        31, 2001      31, 2000       30, 2001

INCOME
Revenue                          $0              $0            $0
                         ----------      ----------     ---------
TOTAL INCOME                     $0              $0            $0
                         ==========      ==========    ==========
EXPENSES

General, Selling and
Administrative                 $885          $3,000        $7,837


Amortization                     $0              $0            $0
                         ----------      ----------     ---------
TOTAL EXPENSES                 $885          $3,000        $7,837

NET PROFIT (LOSS)             ($885)      ($3,000)       ($7,837)
                         ----------      ----------     ---------
NET PROFIT (LOSS)
PER SHARE                 $   (NIL)           (NIL)         (NIL)
                         ==========      ==========    ==========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING         6,000,000       6,000,000     6,000,000
                         ==========      ==========    ==========



            See accompanying notes to financial statements

                           MUSIC ETC., INC.
                     (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           December 31, 2001


                           Common Stock                (Deficit)
                                                       Accumulat
                                                           ed
                        Number               Additiona   During
                                                 l
                          of                  paid-in  Developme
                                                           nt
                        Shares     Amount     Capital    Stage

  Balance Dec. 31,          20         $200         $0     ($200)
  1996

  April 7, 1997
  Issued for cash       24,980       $3,485         $0   ($3.485)
                       -------    ---------    -------   --------
  Balance Dec. 31,      25,000       $3,685         $0   ($3.485)
  1997

  Net Loss,
  December 31, 1998                                            $0

  Changed from no par
  Value to $0.001
  September 21, 1999               ($3,660)      3,660

  Forward stock split
  240 to 1
  Sept. 21, 1999     5,975,000     ($5,975)   ($5,975)

  Net loss
  December 31, 1999                                        ($267)
                       =======    =========   ========   ========

  Balance, Dec. 31,  6,000,000       $6,000   ($2,315)   ($3,952)
  1999

  Net loss
  December 31, 1999                                      ($3,000)
  Net loss
  September 30, 2001                                       ($885)
                       -------    ---------   --------  ---------
  Balance
  September 30,
  2001               6,000,000       $6,000   ($2,315)   ($7,837)
                       =======     ========   ========   ========





            See accompanying notes to financial statements

                           Music Etc., Inc.
                     (A Development Stage Company)

                        STATEMENT OF CASH FLOWS

                           December 31, 2001


                                Year        Year         Sept
                                                        20,1993
                               Ended        Ended     (Inception)
                              December    December      to Dec.
                              31, 2001    31, 2000     31, 2001


CASH FLOW FROM OPERATING
ACTIVITIES

Net (Loss)                        ($885)    ($3,000)     ($7,837)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                          $0          $0           $0
Officer Advances                    $885      $3,000       $4,152
                              ==========   =========   ==========
Net cash used in
Operating activities                  $0          $0     ($3,685)

Cash flows from
Investing Activities                  $0          $0           $0

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                    $0          $0       $3,685
                              ==========   =========   ==========
Net Increase
(decrease) in cash                    $0          $0           $0

Cash, Beginning
Of period                             $0          $0           $0


Cash, End                     ==========   =========   ==========
Of Period                             $0          $0           $0
                              ==========   =========   ==========



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

The Registrant for the benefit of its employees has adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar programs.

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


                           By:
                              /s/ Lewis Eslick
                              Lewis M. Eslick, President
                           Date:                 April 26,
                              2002