Form 10QSB
period 2002-03-31
MUSIC ETC INC
filed 2002-05-21
CIK 1109548

5


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
Commission File No. 000-30253






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

I have audited the accompanying balance sheets of Music Etc., Inc. (a development stage company), as of March 31, 2002 and March 31, 2002 and the related statements of stockholders' equity for March 31, 2002 and statements of operations and cash flows for three months ended March 31, 2002 and the two years ended December 31, 2001 and December 31,2000 and the period September 20, 1993 (inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Etc., Inc. as of March 31, 2002 and 2001 and the related statements of stockholders' equity for March 31, 2002 and statements of operations and cash flows for the three months ended March 31, 2002 and the two years ended December 31, 2001 and December 31, 2000 and the period September 20, 1993 (inception) to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


  /s/  Kurt D. Saliger, C. P. A.
Kurt D. Saliger C.P.A.
May 14, 2002



                       MUSIC ETC., INC.
                 (A Development Stage Company)
                        BALANCE SHEETS

                            ASSETS
                                       March          March
                                      31,2002        31, 2001

CURRENT ASSETS
       Cash                           $         0   $         0

       TOTAL CURRENT ASSETS           $         0   $         0


                   TOTAL ASSETS       $         0   $         0

             LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Officers Advances (Note 8)     $     5,152   $     3,267

     TOTAL CURRENT LIABILITIES        $     5,152   $     3,267

     STOCKHOLDERS EQUITY (Note 4)

     Preferred Stock, $0.001 Par Value
     Authorized 10,000,000 Shares
     Issued and Outstanding
     At March 31, 2002 - None         $         0

     Common stock, $.001 par value
     authorized 50,000,000 shares
     issued and outstanding at
     March 31, 2001 - 6,000,000 shares                 $  6,000
     March 31, 2002 - 6,000,000 shares  $   6,000

     Additional paid in Capital       $    -2,315   $    -2,315

     Deficit Accumulated during
     development stage                $    -8,837   $    -6,952


     TOTAL STOCKHOLDERS' EQUITY       $    -5,152   $    -3,267


     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY              $         0   $         0

        See accompanying notes to financial statements
                             - 2 -


                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                               Three     Three
                               Months    Months   Sept. 20, 1993
                               Ended     Ended    (Inception)
                               March     March    to March
                              31,2002    31,2001  31,2002

INCOME
Revenue                       $       0  $       0 $      0
TOTAL INCOME                  $       0  $       0 $      0

EXPENSES

General, Selling
and Administrative            $       0  $       0 $   8,837

Amortization                  $       0  $       0 $       0
TOTAL EXPENSES                $       0  $       0 $   8,837


NET PROFIT (LOSS)             $  -1,000  $       0 $  -8,837

NET PROFIT (LOSS)
per share -  (Note 2)         $  (NIL)   $   (NIL) $   (NIL)


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000  6,000,000 6,000,000















        See accompanying notes to financial statements
                             - 3 -



                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                                    Year        Year    Sep. 20, 1993
                                   Ended       Ended    (Inception)
                                  December    December    to March
                                  31, 2001    31, 2000    31, 2002

INCOME
Revenue                            $      0  $      0    $      0
TOTAL INCOME                       $      0  $      0    $      0

EXPENSES

General, Selling
and Administrative                 $    885  $  3,000    $  8,837
Amortization                       $      0  $      0    $      0

TOTAL EXPENSES                     $    885  $  3,000    $  8,837

NET PROFIT (LOSS)                  $  -885   $ -3,000    $ -8,837

NET PROFIT (LOSS)
PER SHARE (Note #2)                $  (NIL)  $  (NIL)    $  (NIL)


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                  6,000,000 6,000,000   6,000,000



















        See accompanying notes to financial statements
                             - 4 -



                       MUSIC ETC., INC.
                 (A Development Stage Company)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        March 31, 2002

                         Common Stock               (Deficit)
                                                   Accumulated
                      Number             Additional   During
                        of                paid-in  Development
                      Shares     Amount   Capital     Stage


Balance,
December 31, 1998     25,000     $ 3,685   $     0   $-3,685


Changed from no par
Value to $0.001
September 21, 1999               $-3,660   $ 3,660

Forward Stock Split
240 to 1
September 21, 1999     5,975,000       $   5,975 $   -5,975

Net loss
December 31, 1999                                    $  -267
Balance Dec. 31, 1999  6,000,000 $ 6,000   $-2,315   $-3,952

Net loss
December 31, 2000                                    $-3,000
Balance Dec. 31, 2000  6,000,000 $ 6,000   $-2,315   $-6,952

Net loss
December 31, 2001                                    $  -885
Balance Dec. 31, 2001  6,000,000 $ 6,000   $-2,315   $-7,837

Net loss
March 31, 2002                                       $  -885
Balance March 31, 2002 6,000,000 $ 6,000   $-2,315   $-8,837

Balance
March 31, 2002         6,000,000 $ 6,000   $-2,315   $-8,837








        See accompanying notes to financial statements
                             - 5 -

                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS


                              Three       Three
                              Months      Months    Sept 20,1993
                              Ended       Ended     (Inception)
                              March       March       to March
                             31, 2002    31, 2001     31, 2002


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                   $  -1,000   $        0  $   -8,837

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                 $       0   $        0  $        0
Officer Advances             $       0   $        0  $    5,152

Net cash used in
Operating activities         $       0   $        0  $   -3,685


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock           $       0   $        0  $    3,685

Net Increase
(decrease) in cash           $       0   $        0  $        0

Cash, Beginning
Of period                    $       0   $        0  $        0

Cash, End
Of Period                    $       0   $        0  $        0









        See accompanying notes to financial statements
                             - 6 -
                       MUSIC ETC., INC.
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS

                            Year         Year    Sept. 20, 1993
                           Ended        Ended     (Inception)
                          December     December     to March
                          31, 2001     31, 2000     31, 2002
CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                $    -885     $-3,000      $ -8,837

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization              $       0     $      0     $      0
Officer Advances          $     885     $  3,000     $  5.152

Net cash used in
Operating activities      $       0     $      0     $ -3,685

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock        $       0     $      0      $ 3,685

Net Increase
(decrease) in cash        $       0     $      0      $     0

Cash, Beginning
Of period                 $       0     $      0      $     0


Cash, End
Of Period                 $       0     $      0      $     0











        See accompanying notes to financial statements
                             - 7 -

                       MUSIC ETC., INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
               March 31, 2002 and March 31, 2001



NOTE 1 -ORGANIZATION AND ACCOUNTING POLICIES

         The Company was incorporated September 20, 1993 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. The will develop a web site charging subscribers a fee for each internet music lesson.

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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2002.

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



                              -8-
                       MUSIC ETC., INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
               March 31, 2002 and March 31, 2001



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2002 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure
          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended December 31,2001. The Company's total deferred tax asset as of March 31, 2002 is as follows:
          Net operating loss carry forward              $8,837
          Valuation allowance                           $8,837
          Net deferred tax asset                        $    0
     The federal net operating loss carry forward will expire in 2017 to 2019.

                       MUSIC ETC., INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
               March 31, 2002 and March 31, 2001


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

                       MUSIC ETC., INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
               March 31, 2002 and March 31, 2001

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

              Competition Music Etc. may encounter

Currently, there are many sites that offer music lessons online. We intend to offer a variety of different lessons, from which the student would be able to choose. Since we have not yet begun our operations and intend to implement our business plan through the proceeds raised in this offering, it will be difficult for us to find a niche in the music industry. These other companies have greater financial resources and are already established, making it more difficult for us to generate revenue within the first year, if we are able to raise enough funds to finance our ultimate goals and begin a web site.

                            Employees

We are currently in a start-up phase with no employees, other than our management. It is expected that as funds become available additional staff will be hired. All future employees will be hired under an equal opportunity policy and evaluated by their manager on a regular basis with regard to merit raises and advancements. We do, however, intend to hire consultants, initially through part of the proceeds raised in this offering. These consultants will be hired on a part-time case-by-case basis. We intend to hire software development consultants and accomplished music teachers on a full time basis. Internet web networking consultants, computer networking consultants and web graphic design consultants will be hired on a part-time basis.

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



                           Date: May 21, 2002