Form 10QSB
period 2002-06-30
MUSIC ETC INC
filed 2002-09-12
CIK 1109548

3


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
Commission File No. 000-30253






                      MUSIC ETC., INC.
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV 89117
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-
4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,000,000 shares of common stock outstanding as of September 11, 2002.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
                         MUSIC ETC., INC

                      FINANCIAL STATEMENTS

                            CONTENTS


                                                             PAGE



     Independent Reviewed Report                              1

     Financial Statements

          Balance Sheet                                       2

          Statement Of Operations                           3-4

          Statement Of Stockholders' Equity                   5

          Statement Of Cash Flows                           6-7

          Notes To Financial Statements                    8-11























James R. Bonzo
Certified Public Accountant


                   INDEPENDENT REVIEWED REPORT

Board of Directors
Music Etc., Inc.
Las Vegas, Nevada

I have reviewed the accompanying Balance Sheet of Music Etc., Inc.as of June 30, 2002, and the related statements of profit and loss and notes for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Music Etc., Inc.

A review consists principally of inquiries of the management of the company whose financial statements are being reviewed, and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.





/s/ James R. Bonzo
James R. Bonzo CPA Nevada #813



    09-06-02
   (date)









 4086 Spring Leaf Drive, Las Vegas, Nevada  89127 w Tel 702-367-
                     4483 w Fax 702-367-8864
_________________________________________________________________
Member of the American Institute of Certified Public Accountants and member of the Nevada Society of Certified Public Accountants
           Member of the Las Vegas Chamber of Commerce




                        MUSIC ETC., INC.
                  (A Development Stage Company)
                         BALANCE SHEETS

                    ASSETS
                                                    June           June
                                                   30,2002        31,2001
                                                 -----------     --------
CURRENT ASSETS
  Cash                                            $       0        $       0
                                                 ----------       ----------
  TOTAL CURRENT ASSETS                            $       0        $       0
                                                 ----------       ----------
  TOTAL ASSETS                                    $       0        $       0
                                                 ==========       ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances (Note 8)                      $   5,152        $   4,152
                                                 ----------       ----------
TOTAL CURRENT LIABILITIES                         $   5,152        $   4,152
                                                 ----------       ----------
STOCKHOLDERS EQUITY (Note 4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At June 30, 2002 - None                               $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
June 30, 2001 - 6,000,000 shares                                   $   6,000
June 30, 2002 - 6,000,000 shares                  $   6,000

Additional paid in Capital                        $  -2,315        $  -2,315

Deficit Accumulated during
development stage                                 $  -8,837        $  -7,837
                                                 ----------       ----------

TOTAL STOCKHOLDERS' EQUITY                        $  -5,152        $  -4,152
                                                 ----------       ----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                               $       0        $       0
                                                 ==========       ==========

         See accompanying notes to financial statements
                              - 2 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                                 Six            Six
                                Months         Months    Sept. 20, 1993
                                Ended          Ended       (Inception)
                                 June           June         to June
                               30,2002        30,2001        30,2002

INCOME
Revenue                           $   0          $   0          $   0
                              ---------      ---------     ----------
TOTAL INCOME                      $   0          $   0          $   0

EXPENSES

General, Selling
and Administrative            $   8,837        $   885      $   8,837

Amortization                      $   0          $   0          $   0
                              ---------      ---------     ----------
TOTAL EXPENSES                    $   0          $   0      $   8,837


NET PROFIT (LOSS)                $   -0          $   0     $   -8,837
                              =========      =========     ==========
NET PROFIT (LOSS)
per share -  (Note 2)         $   (NIL)      $   (NIL)      $   (NIL)
                              ---------      ---------     ----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000      6,000,000      6,000,000
                              =========      =========     ==========



         See accompanying notes to financial statements
                              - 3 -




                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                              Year            Year      Sep. 20, 1993
                              Ended          Ended       (Inception)
                            December        December       to June
                            31, 2001        31, 2000       30, 2002

INCOME
Revenue                        $     0         $      0        $     0
                            ----------       ----------     ----------
TOTAL INCOME                   $     0         $      0        $     0

EXPENSES

General, Selling
and Administrative             $   885         $  3,000        $ 8,837
Amortization                   $     0         $      0        $     0
                            ----------       ----------     ----------
TOTAL EXPENSES                 $   885         $  3,000        $ 8,837
                            ==========       ==========     ==========
NET PROFIT (LOSS)              $  -885         $ -3,000        $-8,837
                            ==========       ==========     ==========
NET PROFIT (LOSS)
PER SHARE (Note #2)            $ (NIL)         $  (NIL)        $ (NIL)
                            ----------       ----------     ----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING            6,000,000        6,000,000      6,000,000
                            ----------       ----------     ----------









         See accompanying notes to financial statements
                              - 4 -




                        MUSIC ETC., INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          June 30, 2002


                             Common Stock                      (Deficit)
                            --------------                    Accumulated
                         Number                   Additional     During
                           of                      paid-in    Development
                         Shares        Amount      Capital       Stage
                        ---------    ---------    ----------   ----------

Balance,
December 31, 1998           25,000     $   3,685        $   0   $   -3,685


Changed from no par
Value to $0.001
September 21, 1999                     $  -3,660    $   3,660

Forward Stock Split
240 to 1
September 21, 1999       5,975,000                  $   5,975   $   -5,975

Net loss
December 31, 1999                                                 $   -267
                       -----------    ----------   ----------   ----------
Balance Dec. 31, 1999    6,000,000     $   6,000   $   -2,315   $   -3,952

Net loss
December 31, 2000                                                $  -3,000
                       -----------    ----------   ----------   ----------
Balance Dec. 31, 2000    6,000,000     $   6,000   $   -2,315   $   -6,952

Net loss
December 31, 2001                                                 $   -885
                       -----------    ----------   ----------   ----------
Balance Dec. 31, 2001    6,000,000     $   6,000   $   -2,315   $   -7,837

Net loss
June 30, 2002                                                     $   -885
                       -----------    ----------   ----------   ----------
Balance June 30, 2002    6,000,000     $   6,000   $   -2,315   $   -8,837

Balance
June 30, 2002            6,000,000     $   6,000   $   -2,315   $   -8,837
                       -----------    ----------   ----------   ----------


         See accompanying notes to financial statements
                              - 5 -




                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                                    Six            Six
                                  Months         Months      Sept 20,1993
                                   Ended          Ended       (Inception)
                                   June           June          to June
                                 30, 2002       30, 2001       30, 2002


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                         $ -8,837        $ -7,837       $ -8,837

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                       $      0        $      0       $      0
Officer Advances                   $  5,152        $  4,152       $  5,152
                                  ---------       ---------      ---------
Net cash used in
Operating activities               $ -5,152        $ -4,152       $ -3,685


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                 $  3,685        $  3,685       $  3,685
                                  ---------       ---------      ---------
Net Increase
(decrease) in cash                 $      0        $      0       $      0

Cash, Beginning
Of period                          $      0        $      0       $      0
                                  ---------       ---------      ---------
Cash, End
Of Period                          $      0        $      0       $      0
                                  ---------       ---------      ---------








         See accompanying notes to financial statements
                              - 6 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                                   Year           Year      Sept. 20, 1993
                                  Ended           Ended      (Inception)
                                 December       December       to June
                                 31, 2001       31, 2000       30, 2002
CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                         $  -885        $  -3,000      $  -8,837

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                          $  0             $  0           $  0
Officer Advances                    $  885         $  3,000       $  5,152
                                ----------        ---------      ---------
Net cash used in
Operating activities                  $  0             $  0      $  -3,685

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                    $  0             $  0       $  3,685
                                ----------        ---------      ---------
Net Increase
(decrease) in cash                    $  0             $  0           $  0

Cash, Beginning
Of period                             $  0             $  0           $  0
                                ----------        ---------      ---------

Cash, End
Of Period                             $  0             $  0           $  0
                                ----------        ---------      ---------








         See accompanying notes to financial statements
                              - 7 -




                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                June 30, 2002 and March 31, 2001



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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2002.

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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                June 30, 2002 and March 31, 2001



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2002 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure
          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended
     December 31,2001. The Company's total deferred tax asset as of June 30, 2002 is as follows:

     Net operating loss carry forward           $8,837
     Valuation allowance                        $8,837
     Net deferred tax asset                     $    0

     The federal net operating loss carry forward will expire in 2017 to 2019.

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                June 30, 2002 and March 31, 2001


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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                June 30, 2002 and March 31, 2001

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

23.1  Consent of James R. Bonzo, Certified Public Accountant

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

                           Date: September 11, 2002