Form 10QSB
period 2002-09-30
MUSIC ETC INC
filed 2002-10-22
CIK 1109548

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
Commission File No. 000-30253






                      MUSIC ETC., INC.
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV 89117
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,000,000 shares of common stock outstanding as of October 22, 2002



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

I have reviewed the accompanying Balance Sheet of Music Etc., Inc.as of September 30, 2002, and the related statements of profit and loss and notes for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Music Etc., Inc.

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





______________________________
James R. Bonzo CPA Nevada #813



    10-14-02
   (date)









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




                        MUSIC ETC., INC.
                  (A Development Stage Company)
                         BALANCE SHEETS

                ASSETS
                                           September        Sept.
                                            30,2002        30,2001

CURRENT ASSETS
  Cash                                          $  0              $  0
                                          ----------         ---------
   TOTAL CURRENT ASSETS                         $  0              $  0
                                          ----------         ---------
     TOTAL ASSETS                               $  0              $  0
                                          ==========         =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances (Note 8)                $  5,887          $  4,152
                                          ----------         ---------
TOTAL CURRENT LIABILITIES                   $  5,887          $  4,152
                                          ----------         ---------
STOCKHOLDERS EQUITY (Note 4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At June 30, 2002 - None                         $  0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
March 31, 2001 - 6,000,000 shares           $  6,000
June 30, 2002 - 6,000,000 shares            $  6,000

Additional paid in Capital                 $  -2,315         $  -2,315

Deficit Accumulated during
development stage                          $  -9,572         $  -7,837
                                          ----------         ---------

TOTAL STOCKHOLDERS' EQUITY                 $  -5,887         $  -4,152
                                          ----------         ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                             $  0              $  0
                                          ==========         =========

         See accompanying notes to financial statements
                              - 2 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                              Nine            Nine
                             Months          Months      Sept. 20, 1993
                              Ended           Ended        (Inception)
                              Sept.           Sept.         to Sept.
                             30,2002         30,2001         30,2002

INCOME
Revenue                           $  0              $  0            $  0
                             ---------         ---------       ---------
TOTAL INCOME                      $  0              $  0            $  0

EXPENSES

General, Selling
and Administrative            $  9,572            $  885        $  9,572

Amortization                      $  0              $  0            $  0
                             ---------         ---------       ---------
TOTAL EXPENSES               $   9,572           $   885        $  9,572


NET PROFIT (LOSS)            $  -9,572           $  -885        $ -9,572
                             =========         =========       =========
NET PROFIT (LOSS)
per share -  (Note 2)         $  (NIL)          $  (NIL)        $  (NIL)
                             ---------         ---------       ---------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING            6,000,000         6,000,000       6,000,000
                             =========         =========       =========











         See accompanying notes to financial statements
                              - 3 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                             Year           Year         Sep. 20,
                                                           1993
                             Ended          Ended      (Inception)
                           December       December       to Sept.
                           31, 2001       31, 2000       30, 2002

INCOME
Revenue                          $  0            $  0          $  0
                            ---------      ----------     ---------
TOTAL INCOME                     $  0            $  0          $  0

EXPENSES

General, Selling
and Administrative             $  885        $  3,000      $  9,572
Amortization                     $  0            $  0          $  0
                            ---------      ----------     ---------
TOTAL EXPENSES                 $  885        $  3,000      $  9,572
                            =========      ==========     =========
NET PROFIT (LOSS)              $ -885        $ -3,000      $ -9,572
                            =========      ==========     =========
NET PROFIT (LOSS)
PER SHARE (Note #2)          $  (NIL)        $  (NIL)      $  (NIL)
                            ---------      ----------     ---------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING           6,000,000       6,000,000     6,000,000
                            ---------      ----------     ---------













         See accompanying notes to financial statements
                              - 4 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       September 30, 2002

                               Common Stock                        (Deficit)
                                                                  Accumulated
                           Number                    Additional     During
                             of                        paid-in    Development
                           Shares        Amount        Capital       Stage
                          --------      ---------     --------     ---------

Balance,
December 31, 1998           25,000         $  3,685         $  0    $  -3,685


Changed from no par
Value to $0.001
September 21, 1999                        $  -3,660     $  3,660

Forward Stock Split
240 to 1
September 21, 1999       5,975,000         $  5,975    $  -5,975

Net loss
December 31, 1999                                                     $  -267
                        ----------       ----------    ---------    ---------
Balance Dec. 31, 1999    6,000,000         $  6,000    $  -2,315    $  -3,952

Net loss
December 31, 2000                                                   $  -3,000
                        ----------       ----------    ---------    ---------
Balance Dec. 31, 2000    6,000,000         $  6,000    $  -2,315    $  -6,952

Net loss
December 31, 2001                                                     $  -885
                        ----------       ----------    ---------    ---------
Balance Dec. 31, 2001    6,000,000         $  6,000    $  -2,315    $  -7,837

Net loss
June.30, 2002                                                         $ -1000
                        ----------       ----------    ---------    ---------
Net loss
Septemer.30, 2002                                                      $ -735
                        ----------       ----------    ---------    ---------
Balance
Sept. 30, 2002           6,000,000         $  6,000    $  -2,315      $-9,572
                        ----------       ----------    ---------    ---------

         See accompanying notes to financial statements
                              - 5 -



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                                 Nine           Nine
                                Months         Months     Sept 20,1993
                                 Ended         Ended       (Inception)
                               September     September      to Sept.
                               30, 2002       30, 2001      30, 2002


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                     $  -1,735          $  -885     $  -9,572

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                        $  0             $  0          $  0
Officer Advances                $  1,735         $  4,152      $  5,887
                              ----------       ----------     ---------
Net cash used in
Operating activities                $  0        $  -4,152     $  -3,685


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                  $  0         $  3,685      $  3,685
                              ----------       ----------     ---------
Net Increase
(decrease) in cash                  $  0             $  0          $  0

Cash, Beginning
Of period                           $  0             $  0          $  0
                              ----------       ----------     ---------
Cash, End
Of Period                           $  0             $  0          $  0
                              ----------       ----------     ---------


         See accompanying notes to financial statements
                              - 6 -




                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                                Year           Year         Sept. 20,
                                                              1993
                                Ended          Ended       (Inception)
                              December       December       to Sept.
                              31, 2001       31, 2000       30, 2002

CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                      $  -885        $  -3,000      $  -9,258

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                       $  0             $  0           $  0
Officer Advances                 $  885         $  3,000       $  5,887
                             ----------       ----------     ----------
Net cash used in
Operating activities               $  0             $  0      $  -3,685

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                 $  0             $  0       $  3,685
                             ----------       ----------     ----------
Net Increase
(decrease) in cash                 $  0             $  0           $  0

Cash, Beginning
Of period                          $  0             $  0           $  0
                             ----------       ----------     ----------

Cash, End
Of Period                          $  0             $  0           $  0
                             ----------       ----------     ----------






         See accompanying notes to financial statements
                              - 7 -




                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September30, 2002 and September 30, 2001



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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2002.

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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              September30, 2002 and Sept. 30, 2001



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2002 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2001 Disclosure
          The year 2001 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended December 31,2001. The Company's total deferred tax asset as of June 30, 2002 is as follows:
          Net operating loss carry forward              $9,572
          Valuation allowance                           $9,572
          Net deferred tax asset                        $    0
     The federal net operating loss carry forward will expire in 2017 to 2019.

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              September 30, 2002 and Sept. 30, 2001


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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              September 30, 2002 and Sept. 30, 2001

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

99.1 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act  of
2002

99.2 Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

On September 13, 2002, the Company filed a report on Form 8-K disclosing the change in auditors under Item 4 of that form.

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

                           Date: October 22, 2002