Form 10KSB
period 2002-12-31
MUSIC ETC INC
filed 2003-01-29
CIK 1109548

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 2002
Commission File No. 000-30253


                         MUSIC ETC., INC.
     (Exact name of the registrant as specified in its charter)


          Nevada                                     88-0426887
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV  89117
(Address of principal executive offices)

Registrant's telephone number, including area code: (702) 228-4688

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

            Common Stock, $0.001 par value per share
            Preferred Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's Revenue during the year ended December 31, 2002: $-0-

Aggregate market value of the voting and non-voting common equity, 2,835,600 shares of common stock, held by non-affiliates: $-0-

As of January 29, 2003, the issuer had 6,000,000 shares of its common stock outstanding.


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

The original business plan to offer music lessons over the Internet was abandoned due to the lack of funds available in order to implement this business plan. However, management believes that through the proceeds from the Company's offering of common stock currently being conducted pursuant to an effective Registration Statement on Form SB-2 (the "Public Offering"), it will be able to raise enough initial capital to begin operations and build a web site.

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

Business of Issuer

It is the intent of Music Etc. to charge an enrollment fee of $35.00 and to charge a fee of $35.00 for each 10-lesson cycle. By keeping the cost down to a reasonable amount we feel people that could not otherwise afford to learn a musical instrument could now do so. Music Etc., Inc. intends to contact various music teachers who specialize in one or more musical instruments to get their input as how to best achieve our goals.

We are a development stage company which will deliver music lessons for various instruments to families and children via a variety of applications on the Internet, like step-by-step instructions with pictures for correct posture and form (i.e.
hand and finger positioning) to video-taped lessons. We will use pre-recorded video clips with sound as well as still pictures of the teacher with text instructions. Students will be able to download and save the lessons to their personal computers, who may then practice the lessons as often as they wish from their home computer. We intend to devote our resources to the delivery of online music lessons for various instruments. Initially, we will offer lessons for the guitar, drums and piano. We hope to expand our array of instruments should we become successful with these three. Management feels that these would be the most popular instruments requested. We intend to offer a fee-based Internet application through which we will deliver music lessons through video taped lessons.

We currently have no web site and do not own a domain name for our business. However, we hope to launch our website and commence delivering services to the public with the proceeds from the Public Offering. Subscribers who enroll for music lessons will pay a $35.00 fee for each ten lessons and could download the lessons and practice at home until they had mastered that lesson and then go on to lesson two, three, etc. Musical instruments will be offered for sale through Music Etc., Inc.'s web page and Music Etc., Inc. will receive a commission on each sale. We intend to contact the California Unified School District to have a hyperlink put on their web site. To date, management has yet to contact the school district regarding the hyperlink, so there is no guarantee that the school district will allow a hyperlink for our web site. Management has also interviewed web site builders to ascertain the costs involved in building and maintaining a web page with flags at other sites directing interested parties to Music Etc., Inc.'s web page. The construction of a web site software programming and curriculum development for Music Etc., Inc., will require approximately 12 months with the proper funding, which is estimated to be at least $300,000.

Services

Music Etc., Inc. hopes to position itself to take full advantage of the fast growing Internet industry. It is our intent to have our web site completed within the next 12 months. It is our desire to be an Internet Company responsible for introducing children to the world of music. Our concept would allow anyone who had a computer or access to one to learn a musical instrument. Music Etc., Inc. wants to provide music lessons for various instruments in a way that would allow the participant to be familiar enough at the end of a 10-lesson cycle to continue and with practice become proficient. We will launch our web site with instructional offerings for three instruments, guitar, drums and piano. We will provide instruction for beginners only. As we determine the need for other levels of advancement we intend to offer intermediate and later advanced. If we have a demand from online participation to add new instruments, we may choose to do so.

Each instrumental choice would come with a series of 10 basic lessons. We intend to construct a Website where these lessons would be shown and would be available to our subscribers at their convenience. The student could download lessons and practice at home until he had mastered that lesson and then go on to lesson two, three, etc. By the end of a 10-lesson cycle the student should be able to continue advancing on his own by practicing and utilizing certain music books, which we would recommend. At this time, we will not offer for sale the music books which would be recommended.

After Music Etc. has become established it would want to retail sheet music as well as discounted instruments and musical supplies. We feel this addition to our business will be advantageous to our students and beneficial to our company.

Customers may choose from one or a series of lessons that address curriculum objectives on a specific level. Eventually, we hope to reach a point where we will have a staff in which our services will be highly interactive so that we may deliver online music lessons in real time. However, until we will have the funding to do so, we will offer our services through pre-recorded lessons and video-taped lessons. We will use pre-recorded video clips with sound as well as still pictures of the teacher with text instructions. Students will be able to download and save the lessons to their personal computers, who may then practice the lessons as often as they wish from their home computer. The music lessons would incorporate the use of videos, interactive dialogue between student and teacher and would have available sheet music that would reflect that day's lesson.

Research and Development

To date, management has only conducted minimal research. To date, the only research conducted has been on the Internet regarding start-up strategies for online businesses.
We have not conducted any research for the development of technical infrastructure to date. Management has only developed the operational infrastructure as far as the business plan and organizational actions. There have been no other activities conducted by our management to date.

System Requirements

From managements' individual research into websites offering music lessons online similar to those to be offered by our company, we feel that in order to interact with these lessons, these requirements are those necessary and universal for taking music lessons online. We have been advised by Computec, a Nevada computer technology company that those individuals wishing to take the musical lessons need the following computer specifications and hardware requirements:

     * a Pentium class computer running Windows 95 or higher would be required to accept and display the data transmitted over the Internet for a student's 10 lesson cycle.

     * An Internet connection with a 28.8 kbps modem or better is the required connection to communicate over the Internet.

     * at least 16 MB of RAM (Random Access Memory) would be required to accept and display the data transmitted over the Internet.

     * A headset will be recommended but computer speakers would also work efficiently.

Product Design and Development

We consider successful product design and development to be essential to implementing and growing the market for our services. Music Etc. intends to contract with technical consultants to maintain its own in house software systems.
Every subscriber is responsible for maintaining his equipment and connection to the Internet. The day-to-day management of the website will be handled by the website manager/host. We will need technical consultants in order to implement our initial business plan and operations. Subsequent to the implementation of our business plan, the technical consultants will be hired and contracted on a per project basis in order to maintain our operations and when we hope to expand our business services, by offering advanced lessons and real-time lessons.

Marketing

In order to market our web site, we intend to have our site listed on different search engines, like Yahoo!, Infoseek, Excite, Lycos and AskJeeves. We intend to contact various software manufacturers who offer varying software to enable us to get listed on those web sites. We feel this will be the best way to advertise our services for those seeking musical lessons. An article on Entreprenuer.com, noted a report made by Planet Ocean Communications, an internet marketing company in Captain Cook, Hawaii, stating that more than 95% of all people on the Web use only eight search engines. Some of the software packages we have been researching are as follows: PowerSolution's SitePromoter (http://www.sitepromoter.com), which would submit our site to 150 search engines or CyberSleuth Internet Services' Net Submitter Professional (http://www.cyber-sleuth.com/nsp), which offers fully automated submission to hundreds of search engines and directories as well as offering semiautomated support for hundreds of other submission sites. These software products usually cost less than $100. These software packages will enable us to link our web site to various search engines in order to create more traffic and exposure to our web site. To date, we have not contacted nor contracted with any of the above search engines or software companies.

Another option we will utilize is to get our site on affiliate programs and partnerships with content sites. Affiliate Programs are those programs which allow smaller businesses to offer a wide range of quality goods and services to visitors while earning a commission for each and every sale. Through an affiliate program, our web site will be linked with a larger web site that contains similar services as those we are offering. Our web site will be able to be noticed when a net surfer is checking out the bigger web site, our site would be highlighted and net surfers would then be able to click and link directly to our web site. We intend to contact web sites like AllAbout-Music.com, Aardvark's Archive of General Musical Interest, and/or MusicNow! for the possibility of utilizing an affiliate and/or partnership program. We currently do not have any relationship with these sites now and there is no assurance that they will agree to an affiliate program with Music Etc.

Markets

Music Etc., Inc. intends to enter into agreements with accomplished musical instructors with expertise in teaching the application of various musical instruments. These teachers' lessons and techniques will be video taped for each set of ten lessons. The lessons will commence with beginners.

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

Music Etc. plans to market its programs over the internet via a website that is to be designed to appeal to individuals, school districts and appropriate agencies worldwide. We believe that once word spreads about our website, subscriptions will jump.
We hope to eventually have the ability to sell both used and new musical instruments via our Website. A fee of ten percent (10%) will be charged to any client for the use of our website to buy or sell new and used instruments.

Competition

Currently, there are many sites that offer music lessons online. We intend to offer a variety of different lessons, from which the student would be able to choose. Since we have not yet begun our operations and intend to implement our business plan through the proceeds raised in the Public Offering, it will be difficult for us to find a niche in the music industry. These other companies have greater financial resources and are already established, making it more difficult for us to generate revenue within the first year, if we are able to raise enough funds to finance our ultimate goals and begin a web site.

Employees

We are currently in a start-up phase with no employees, other than our management. It is expected that as funds become available additional staff will be hired. All future employees will be hired under an equal opportunity policy and evaluated by their manager on a regular basis with regard to merit raises and advancements. We do, however, intend to hire consultants, initially through part of the proceeds raised in the Public Offering. These consultants will be hired on a part-time case-by-case basis. We intend to hire software development consultants and accomplished music teachers on a full time basis. Internet web networking consultants, computer networking consultants and web graphic design consultants will be hired on a part-time basis.

ITEM 2.   DESCRIPTION OF PROPERTY

Our principal administrative offices are located at 8764 Carlitas Joy Court, Las Vegas, NV 89117; (702) 228-4688. Since Music Etc. has not yet begun its operations, no business has yet been transacted here other than the development of the business plan. Our current executive offices are located in the residence of our current President. There is no monetary obligation due to the President nor are there any monies accruing for the office space.

ITEM 3.   LEGAL PROCEEDINGS

Neither Music Etc., Inc., nor any of its affiliates, officers or directors is a party to any pending legal proceeding, and none of its property is the subject of any pending legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information

At present, our shares are not traded publicly. Music Etc. hopes to have its common stock quoted on the OTC Bulletin Board.

Effect of Penny Stock Rules

The "penny stock" rules could make selling shares more difficult for the selling security holders. Our common stock will be a "penny stock," under Rule 3a51-1 under the Securities Exchange Act of 1934 unless and until the shares reach a price of at least $5.00 per share, we meet the financial size and volume levels for our common stock not to be considered a penny stock, or we register the shares on a national securities exchange or they are quoted on the NASDAQ system. The shares are likely to remain penny stocks for a considerable period after the shares that are being offered are sold. A "penny stock" is subject to Rules 15g-l through 15g-10 of the Securities exchange Act that require securities broker-dealers, before carrying out transactions in any "penny stock," to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer; and to send monthly statements to customers with market and price information about the "penny stock." Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to approve the "penny stock" purchaser's account under standards specified in the rule, and deliver written statements to the customer with information specified in the rule. These additional requirements could prevent broker-dealers from carrying out transactions and limit the ability of the selling security holders in the Public Offering to sell their shares into any secondary market for our common stock and also limit the ability of any subsequent shareholders to sell the shares in the secondary market.
Holders

There are 52 holders of Music Etc.'s common stock.

Dividends

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earning, alternative needs for funds and other conditions existing at the time.

Shares Eligible for Future Sale

There are 3,164,400 shares of the 6,000,000 outstanding shares of Music Etc.'s common stock that are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act. These shares may be eligible for sale within the next six months pursuant to an effective registration statement under the Securities Act, or in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act.

All shares registered in the Public Offering shall be eligible for resale to the general public should there be a need for this type of securities. Music Etc., Inc., makes no representations or guarantee that the shares registered hereunder shall have a market for resale.

On September 20, 1993, the Company issued 20 shares of its common stock to its original founder, Cheryl Mall for $322.50 cash. On April 7, 1997, the Company issued 9,500 shares of its stock to Lewis Eslick, the current president, for $1,200.00 who subsequently gifted 5,135 of his shares to 20 individuals on May 22, 1997. On April 7, 1997, the Company issued 7,980 shares to Leslie Eslick, the current secretary, for $1,100.00 who subsequently transferred 3,950 of her shares to 15 individuals on June 8, 1998. On April 7, 1997, the Company issued 7,500 shares of its stock to Patsy Harting, its current Treasurer, for $1,185.00 who subsequently transferred 3,425 of her shares to 13 individuals on May 28, 1998. The total consideration paid to Music Etc., Inc., for the shares of stock that were issued to its current president, secretary and treasurer on April 7, 1997 was $3,485.00 cash. With respect to the sales made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. The subsequent transfers were made in reliance upon Section 4(1) of the Securities Act of 1933, as amended.

The transfers are clearly gifts as (i) the three officers and directors did not receive any compensation from the donees; (ii) the donees were not making an investment in Music Etc., nor were they working for Music Etc. in order to earn shares; and (iii) all of the donees are either their friends or family members.

It was clear that the above-referenced individuals acquired their respective shares not with a view toward further distribution since they have all held their shares for nearly 5 years (since
1997).

Historically, the test of whether or not an affiliate is participating in a distribution is (i) whether the shares are being transferred in transactions which involve the risks traditionally associated with an issuer distribution, and (ii) the availability of current public information.

Music Etc. determined that Lewis Eslick, Leslie Eslick, and Patsy Harting satisfied the test as (i) no consideration was received by Lewis Eslick, Leslie Eslick, Patsy Harting or Music Etc. for the shares, the recipients were not approached by these individuals persuading them to purchase the shares for investment or otherwise, as in an issuer distribution, posing no risk to the recipients; and (ii) although there was no current public information available at the time of the transfers, Music Etc. was just recently formed with no anticipated intent to publicly trade its securities - Music Etc. would not make application to register its securities with the SEC until nearly 3 years later (April 7, 2000). Available current public information is a requirement imposed on companies subject to reporting requirements of the Exchange Act, of which Music Etc. was not.

Lewis Eslick, Leslie Eslick and Patsy Harting are determined not to be an issuer, underwriter or dealer, in this particular transaction, within the meaning of Sections 2(4), 2(11) and 2(12) of the Securities Act which in turn would deem the proposed gifts to be exempt transactions pursuant to Section 4(1) of the Act.
In addition, the transaction is exempt from registration under
Section 4(2) of the Act as it is a "private offering."

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

Recent Sales of Unregistered Securities

On September 20, 1993, the Company issued 20 shares of its common stock to its original founder, Cheryl Mall for $322.50 cash. On April 7, 1997, the Company issued 9,500 shares of its stock to Lewis Eslick, the current president, for $1,200.00 who subsequently gifted 5,135 of his shares to 20 individuals on May 22, 1997. On April 7, 1997, the Company issued 7,980 shares to Leslie Eslick, the current secretary, for $1,100.00 who subsequently transferred 3,950 of her shares to 15 individuals on June 8, 1998. On April 7, 1997, the Company issued 7,500 shares of its stock to Patsy Harting, its current Treasurer, for $1,185.00 who subsequently transferred 3,425 of her shares to 13 individuals on May 28, 1998. The shares of stock issued to its current secretary and treasurer on April 7, 1997 were transferred for a total consideration of $3,485.00 cash. With respect to the sales made, the Registrant relied on
Section 4(2) of the Securities Act of 1933, as amended. The subsequent transfers were made in reliance upon Section 4(1) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

            Note Regarding Forward-Looking Statements

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

                        Plan of Operation

We are in the developmental stage and have no established source of revenue. We believe we will need at least $300,000 in order to be able to continue with our development operations. We are currently developing a business plan to market our web site, which will enable users to learn to play musical instruments online through the varying levels of music lessons we intend to make available shortly after becoming operational. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

1. Management believes we will need to raise between US$300,000 and US$500,000 over the next 12 months which we will utilize in contracting web hosts, which will provide the services of web page designers and consultants to help us devise a curriculum which will be viable to teach music lessons online. We believe that the amount to contract a web host is nominal but would require a monthly service charge ranging from $20 to $45 per month. There may be a set-up or activation fee, which would be approximately $500 to $1,000. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Music Etc. It is anticipated that an initial injection of US$300,000 will be required within the next 12 months. We propose to raise the amount we need by selling shares of our common stock through the Public Offering followed by one or more private placements if necessary. Should we not be able to raise any funding through such offering, we are researching other possibilities to raise funds. We have been researching ideas to raise funds through either private placements or through certain government loans or commercial loans.

2. We hope to generate revenue from the marketing of our web site to offer music lessons online. This is expected to be conducted upon the completion of the Public Offering and availability of funds, if we are successful in raising funding through the Public Offering. We have conducted minimal research as to the best way to market our web site. Our research efforts have been limited to information obtained from the Internet regarding start up businesses. Music Etc. does not currently have any formal contracts with any internet sites or web hosts. Music Etc., Inc., will develop a web page with hyperlinks on Unified School District Web Pages directing interested parties to Music Etc.'s Web page, once our web page is operational.

3. Management may find it necessary to raise additional funds to implement the business plan of Music Etc. Management intends to raise these additional funds through the issuance of shares of its common stock. This action would ultimately dilute the holdings of any current shareholder.

4. We intend to launch our website with the aid of consultants within the music industry. These consultants will be paid on a per project basis, initially, from the proceeds raised in the Public Offering. Once we have generated revenue and profits enough to sustain our working capital on an ongoing basis, we will hire these individuals on a part- to full-time basis. We have not identified any consultants in the music industry to date. However, we plan to investigate any possibilities of hiring consultants within the next 12 months. We feel that we will be able to hire at least one to two consultants within the next 12 months, assuming all of the shares being offered at the offering price of $0.10 per share are sold. We have only estimated the cost of the consultants and any fees associated with these consultants.

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

We believe that from the proceeds from the Public Offering, assuming all the shares offered are sold, we will be able to finance our operations for at least the next 12 months.

                            Timeline

Milestones

Our business plan is to develop a web site to deliver music lessons over the internet. We will need to raise at least $300,000 from the Public Offering in order to implement our plan of operations for the next 12 months of operation. Should we not be able to raise this amount, we will need to raise additional funds through more offerings of our common stock to achieve the following milestones.
Milestone 1: Engage Consultants.

Should Music Etc. be successful with the Public Offering, we will engage Software consultants and accomplished music teachers to develop the ten-cycle lessons we intend to offer and offer the technical knowledge to construct our website. This process would entail running classified ads and conducting interviews. We anticipate that this process will take no longer than eight to twelve weeks, in order to engage consultants. The cost of hiring these consultants and website managers and designer is estimated to be around $18,000.

Milestone 2: Engage Website Designers.

We also intend to hire a website manager and designer. The website manager and designer would develop our webiste and make it as user friendly as possible. Management feels this process will take approximately two to four weeks. The cost of this would be approximately $1,000 to $1,500, not including set-up fees, if any.

Milestone 3: Market our website.

We would need to establish a market for our website. Marketing our website would include the obtaining software which would enable us to be listed on a number of different search engines. We could also have a link through larger websites which offer similar services and/or content through an affiliate program. We believe we can implement either none or both of these options within two to four weeks. The cost of this is estimated to be approximately $100, not including any set up fees, if any. The cost of the affiliate program would be a small percentage of our proceeds through the links.

Milestone 4: Offering additional services.

Should we become successful in offering our initial services of beginning level music lessons, we will take on further endeavors of offering more musicall instruments, if warranted as well as advanced levels of instructions for those instruments we will initially offer. We feel that should we choose to pursue these activities, we should be able to offer these services within within twelve months of launching our operations.

We hope to further our endeavors to include interactive services through the use of having an online chat as well providing future lessons in real-time. However, we do not anticipate this coming to fruition until we are able to generate a positive cash flow. We estimate this time frame to take eighteen to twenty-four months from launching our website.

Milestone 5: Achieve Revenues.

It is difficult to quartify how long it will take for Music Etc. to start receiving revenues. Mangement expects that there will be a number of "surfers" who will visit our site prior to actually committing to taking lessons from us. We believe that we should be able to start receiving revenues within the first six to eight months from the launch of our website.


ITEM 7.   FINANCIAL STATEMENTS.






                         MUSIC ETC., INC
                  (A DEVELOPMENT STAGE COMPANY)


                      FINANCIAL STATEMENTS

                        December 31,2002
                        December 31,2001















                         MUSIC ETC., INC

                      FINANCIAL STATEMENTS

                            CONTENTS


                                                       PAGE



     Independent Auditor's Report                       F-1

     Financial Statements

          Balance Sheet                                 F-2

          Statement of Operations                       F-3

          Statement Of Stockholders' Equity             F-4

          Statement Of Cash Flows                       F-5

          Notes To Financial Statements              F-6 - F-9









James R. Bonzo
Certified Public Accountant


                  INDEPENDENT AUDITOR'S REPORT

Board of Directors
Music Etc., Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Music Etc., Inc., (a development stage company), as of December 31, 2002 and December 31, 2001 and the related statements of profit and loss and stockholders' equity and notes to the financial statements you are filing pursuant to Rule 17a -5 under the Securities and Exchange Act of 1934. For the periods then ended you are in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Music Etc., Inc.

I considered my audits in accordance with auditing standards generally accepted in the United States of America. These statements require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the audits and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates used by management as well as evaluation the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion the financial statements, referred to above, present fairly, in all material respects, the financial position of Music Etc., Inc. as of December 31, 2002 and December 31, 2001 results of operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.


/s/
James R. Bonzo
CPA Nevada #813


    01-17-03
     (date)


         4086 Spring Leaf Drive, Las Vegas, Nevada 89127
            Tel 702-367-4483 . Fax 702-367-8864
_________________________________________________________________

Member of the American Institute of Certified Public Accountants and member of the Nevada Society of Certified Public Accountants
           Member of the Las Vegas Chamber of Commerce



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                         BALANCE SHEETS


                             ASSETS

                                           December        December
                                           31, 2002        31, 2001
     CURRENT ASSETS

       Cash                                $      0        $      0
                                           --------        --------

       TOTAL CURRENT ASSETS                $      0        $      0
                                           --------        --------


                   TOTAL ASSETS            $      0        $      0
                                           ========        ========



               LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Officers Advances (Note 8)          $  5,887        $  4,152
                                           --------        --------

     TOTAL CURRENT LIABILITIES             $  5,887        $  4,152
                                           --------        --------

     STOCKHOLDERS EQUITY (Note 4)

     Preferred Stock, $0.001 Par Value
     Authorized 10,000,000 Shares
     Issued and Outstanding
     At June 30, 2002 - None               $      0        $      0

     Common stock, $.001 par value
     authorized 50,000,000 shares
     issued and outstanding at
     December 31, 2001 - 6,000,000 shares                  $  6,000
     December 31, 2002 - 6,000,000 shares  $  6,000

     Additional paid in Capital            $ -2,315        $ -2,315

     Deficit Accumulated during
     development stage                     $ -9,572        $ -7,837
                                           --------        --------


     TOTAL STOCKHOLDERS' EQUITY            $ -5,887        $ -4,157
                                           --------        --------

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                   $      0        $      0
                                           ========        ========


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                               Year         Year         Sept. 20, 1993
                               Ended        Ended        (Inception)
                               December     December     to December
                               31, 2002     31, 2001     31, 2002

INCOME
Revenue                        $      0     $      0     $      0
                               --------     --------     --------
TOTAL INCOME                   $      0     $      0     $      0

EXPENSES

General, Selling
and Administrative             $  9,572     $    885     $  7,837

Amortization                   $      0     $      0     $      0
                               --------     --------     --------
TOTAL EXPENSES                 $  9,572     $    885     $  7,837


NET PROFIT (LOSS)              $ -9,572     $   -895     $ -7,837
                               ========     ========     ========

NET PROFIT (LOSS)
per share -  (Note 2)          $  (NIL)     $  (NIL)     $  (NIL)
                               --------     --------     --------


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING              6,000,000    6,000,000    6,000,000
                               =========    =========    =========






         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     December 31, 2002

                         Common Stock                             (Deficit)
                                                                 Accumulated
                           Number                 Additional       During
                             of                    paid-in       Development
                           Shares      Amount      Capital          Stage

Balance
December 31, 1996               20    $    200     $      0        $   -200

April 7, 1997
Issued for cash             24,980       3,485     $      0        $ -3,485

Balance
December 31, 1997           25,000       3,685     $      0          -3,685

Net Loss
December 31, 1998                     $      0     $      0

Changed from, no par
Value to $0.001
September 21, 1999                    $ -3,660     $  3,660

Forward Stock Split
240 to 1
September 21, 1999       5,975,000    $  5,975     $ -5,975

Net Loss
December 31, 1999                                                  $   -267
                         ---------    --------     --------        --------
Bal. Dec 31, 1999        6,000,000    $  6,000     $ -2,315        $ -3,952

Net Loss
December 31, 2000                                                  $ -3,000

Net Loss
December 31, 2001                                                  $   -885

Net Loss
December 31, 2002                                                  $ -1,735

Bal. Dec 31, 2002        6,000,000    $  6,000     $ -2,315        $ -9,572




         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
                        December 31, 2002


                              Year         Year      Sept 20, 1993
                              Ended        Ended      (Inception)
                             December     December     to Dec.
                             31, 2002     31, 2001     31, 2002

CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                   $   1,785    $   -885    $  -9,572

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                 $       0    $      0    $       0
Officer Advances             $   1,735    $    885    $   5,887

Net cash used in
Operating activities         $       0    $      0    $  -3,685


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock           $       0    $      0    $   3,685

Net Increase
(decrease) in cash           $       0    $      0    $       0

Cash, Beginning
Of period                    $       0    $      0    $       0

Cash, End
Of Period                    $       0    $      0    $       0




         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
             December 31, 2002 and December 31, 2001



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



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
             December 31, 2002 and December 31, 2001



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

     There is no provision for income taxes for the year ended
     December 31,2002.

          Net operating loss carry forward              $9,572
          Valuation allowance                           $9,572
          Net deferred tax asset                        $    0

     The federal net operating loss carry forward will expire in 2017 to 2019.



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
               December 31, 2002 and Dec. 31, 2001


NOTE 4 - STOCKHOLDER'S EQUITY

     Common Stock
          The authorized common stock of the Company consists of 550,000,000 shares with a par value of $0.001 per share.

          On July 27, 1997 the Company issued 24,980 shares of its no par value common stock in consideration of $5,996 5,996 in cash to three of its directors.

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



                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
               December 31, 2002 and Dec. 31, 2001

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


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's principal accountant, Kurt D. Saliger, was dismissed on September 6, 2002.

The former accountant's report on the financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by the board of directors.

There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

A new accountant has been engaged as the principal accountant to audit the Company's financial statements. The new accountant is James R. Bonzo and was engaged as of September 6, 2002. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue.

The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The former accountant has furnished a letter addressed to the Commission stating that it agrees with the statements made by the Company which was filed as an exhibit to the Company's Current Report on Form 8-K containing this disclosure.

On or about February 1, 2001, Music Etc. engaged Kurt Saliger to serve as its new principal independent accountant. Mr. Saliger replaced Barry Friedman as Music Etc.'s principal auditor.

Barry Friedman passed away in December 2000 which made the board of directors search for a new accountant.

Mr. Friedman's report on the financial statements for the fiscal year 1999 were modified as to uncertainty that Music Etc. will continue as a going concern.

During the two most recent fiscal years and the subsequent interim period preceding the passing of Mr. Friedman, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused him to make reference to the subject matter of the disagreement(s), if any, in connection with his reports.


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

Information as to the directors and executive officers  of  Music
Etc. is as follows:

Name                 Age     Position            Director Since
----                 ---     --------            --------------

Lewis M. Eslick       64     President and       April 1997
                             Director

Leslie B. Eslick      49     Secretary and       April 1997
                             Director

Patsy Harting         62     Treasurer and       April 1997
                             Director



Lewis M. Eslick
---------------

Mr. Eslick has been President and a Director of the Registrant since April 1997.

Since April 1997, Mr. Eslick has been the president of Pure Country. This company intends to offer handcrafted wares over the Internet. This venture has not come to realization as yet and is still in the developmental stages. Pure Country, Inc., a company involved in establishing an online business which will offer hand-crafted wares over the Internet. Pure Country is currently a publicly reporting company.

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

From December 1997 through January 2001, Mr. Eslick was President and Director of Bepariko BioCom, which provides the digitization of all ten of the users fingers encoded onto a database with the key fingerprint stored on the users corresponding smart card. Bepariko is listed on the OTCBB: BPKO. Bepariko BioCom is a publicly reporting company.

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

From 1986 to the Present, Mr. Eslick has been CEO and Director of
Mirex, Inc., an international consulting firm. He was responsible for several successful negotiations on behalf of Bechtel
Engineering and Minerals. Mirex was dissolved in January 2003.

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

From 1954 to 1958, Mr. Eslick served in the US Navy as an
Aviation Electronics technician.

Leslie B. Eslick
----------------

Ms. Eslick has been a Shareholder Director and Secretary of the issuer since April 1997.

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

From August of 1995 to April 2000, she had served as Geschaftsfuhrina (Assistant Managing Director) of Xaxon Immobilien und Anlagen Consult GmbH. Ms. Eslick assisted in obtaining a license, which allowed every business except banking operations. Xaxon consults with major development companies of the European Economic Community and the Unites States of America.

Prior to 1995, she was a Director and Vice-President of Mirex, Inc., where she assisted with several successful negotiations as well as being responsible for accounts payable & receivable for the firm. Mirex was dissolved in January 2003,

From 1983 to 1986, Ms. Eslick assisted conceptualization and delivery to E.F. Hutton, the plan for what is now known as Reservoir Inadequacy Insurance. She co-developed and co-authored with Lloyds of London, the syndication that backed the policies. Ms. Eslick served as an Assistant Managing Director of Interface Indrocarbuare, Inc. S.A., a corporation with offices in Geneva, Switzerland, and Konigswinter, West Germany that actively traded in the international spot oil market. Ms. Eslick attended the University of California at Berkley.

Patsy Harting
-------------

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

Prior to that, during the years from 1983 until 1996, Mrs. Harting was the owner of PJ's Red Onion, a restaurant located in Paradise, CA. She operated a thriving business and supplied Specialty Pies to the largest restaurants in Chico and Orville, CA for over twelve years. Ms. Harting sold her business interests in the early part of 1996.

Conflicts of Interest Related to Other Business Activities

Certain persons serving as our officers, directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. The Company has not formulated a policy for the resolution of such conflicts.

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

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2002, the Company's officers and directors and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth each person known to us, as of the date of this Report, to be a beneficial owner of five percent (5%) or more of Music Etc.'s outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares. Except as noted, each person has sole voting and investment power with respect to the shares shown. None of the beneficial owners has the right to acquire any shares of Music Etc.'s common stock within 60 days pursuant to options, warrants, rights, conversion privileges, or similar obligations. Unless otherwise indicated, all shares are beneficially owned by the persons named.

Name and Address of            Amount and Nature of       Percent of
Beneficial Owner               Beneficial Ownership          Class
-------------------            --------------------       ----------

Leslie Eslick                       1,039,200                17.32%
8764 Carlitas Joy Court
Las Vegas, NV 89117

Lewis Eslick (1)                    1,098,000                18.30%
8764 Carlitas Joy Court
Las Vegas, NV 89117

Xaxon Immobilien und Anlagen        1,098,000                18.30%
Consult GmbH (1)
8764 Carlitas Joy Court
Las Vegas, NV 89117

Patsy L. Harting (2)                1,027,200                17.12%
14133 Elmira Circle
Magalia, CA 95954

Includes all officers and           3,164,400                52.74%
directors of Music Etc. as a
group (3 individuals)


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on June 23, 2000).

     3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission on June 23, 2000).

     16.1 Letter from Kurt D. Salinger, Certified Public Accountant (incorporated by reference to Exhibit
               16.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2002).

(b)  Reports on Form 8-K:

     None.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         (Registrant) MUSIC ETC., INC.


                         By:/s/
                         Lewis M. Eslick, President

                         (CHIEF EXECUTIVE AND FINANCIAL OFFICER)

                         Date:  January 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         By:/s/
                         Lewis M. Eslick, Director

                         Date:  January 28, 2003


                         By:/s/
                         Leslie B. Eslick, Director

                         Date:  January 28, 2003




            CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                   AND CHIEF FINANCIAL OFFICER
                           PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Lewis M. Eslick, Chief Executive Officer and Chief Financial Officer of Music Etc., Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: January 28, 2003        /s/
                              Lewis M. Eslick
                              Chief Executive Officer and
                              Chief Financial Officer




                     CERTIFICATE PURSUANT TO
        PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                     RULES 13a-14 AND 15d-14
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Lewis M. Eslick, Chief Executive Officer and Chief Financial
Officer of Music Etc., Inc., certify that:

     (1)  I have reviewed this Annual Report on Form 10-KSB of
          Music Etc., Inc.;

     (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

Date:  January 28, 2003



/s/
Lewis M. Eslick
Chief Executive Officer and Chief Financial
Officer