Form 10QSB
period 2003-03-31
MUSIC ETC INC
filed 2003-05-08
CIK 1109548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period Ended: March 31, 2003

                Commission File Number: 000-30253

                        Music Etc., Inc.
     (Exact name of registrant as specified in its charter)



           Nevada                            88-0426887
  (State of incorporation)      (I.R.S. Employer Identification No.)


          8764 Carlitas Joy Court, Las Vegas, NV  89117
            (Address of principal executive offices)


                         (702) 228-4688
      (Registrant's telephone number, including area code)



 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes

There are 6,000,000 shares of common stock issued and outstanding as of May 7, 2003.

                              INDEX

                                                                 Page

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements                                    3

  Item 2.   Management's Plan of Operation                         15

  Item 3.   Controls and Procedures                                16

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                      17

  Item 2.   Changes in Securities                                  17

  Item 3.   Defaults Upon Senior Securities                        17

  Item 4.   Submission of Matters to a Vote of Security Holders    17

  Item 5.   Other Information                                      17

  Item 6.   Exhibits and Reports on Form 8-K                       17

Signatures                                                         18

Certifications                                                     19

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                            CONTENTS

                                                     Page

     Independent Auditors Report                        4

     Financial Statements

          Balance Sheet                                 5

          Statement Of Operations                     6-7

          Statement Of Stockholders' Equity             8

          Statement Of Cash Flows                    9-10

          Notes To Financial Statements             11-14


James R. Bonzo
Certified Public Accountant


                  INDEPENDENT AUDITOR'S REPORT

Board of Directors
Music Etc., Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Music Etc., Inc., (a development stage company), as of March 31, 2003 and March 31, 2002 and the related statements of profit and loss and stockholders' equity and notes to the financial statements you are filing pursuant to Rule 17a -5 under the Securities and Exchange Act of 1934. For the periods then ended you are in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Music Etc., Inc.

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

In my opinion the financial statements, referred to above, present fairly, in all material respects, the financial position of Music Etc., Inc. as of March 31,2002 and March 31, 2001 results of operations and it's cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ James R. Bonzo
James R. Bonzo CPA Nevada #813


    04-08-2003
      (date)



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


                        MUSIC ETC., INC.
                  (A Development Stage Company)
                         BALANCE SHEETS

                             ASSETS

                                       March          March
                                      31,2003        31, 2002
                                      -------        --------

CURRENT ASSETS
       Cash                           $         0   $         0
                                      -----------   -----------

       TOTAL CURRENT ASSETS           $         0   $         0
                                      -----------   -----------


                   TOTAL ASSETS       $         0   $         0
                                      ===========   ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Officers Advances (Note 8)     $     5,887   $     5,152
                                      -----------   -----------

     TOTAL CURRENT LIABILITIES        $     5,887   $     5,152
                                      -----------   -----------

     STOCKHOLDERS EQUITY (Note 4)

     Preferred Stock, $0.001 Par Value
     Authorized 10,000,000 Shares
     Issued and Outstanding
     At March 31, 2002 - None         $         0

     Common stock, $.001 par value
     authorized 50,000,000 shares
     issued and outstanding at
     March  31, 2001 - 6,000,000
       shares                                       $     6,000
     March 31, 2002 - 6,000,000
       shares                         $     6,000

     Additional paid in Capital       $    -2,315   $    -2,315

     Deficit Accumulated during
     development stage                $    -9,572   $    -8,837
                                      -----------   -----------


     TOTAL STOCKHOLDERS' EQUITY       $    -5,887   $    -5,152
                                      -----------   -----------


     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY              $         0   $         0
                                      ===========   ===========

         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                               Three     Three
                               Months    Months    Sept. 20, 1993
                               Ended     Ended     (Inception)
                               March     March     to March
                              31,2003    31,2002   31,2003

INCOME
Revenue                       $       0  $       0 $       0
                              ---------  --------- ---------
TOTAL INCOME                  $       0  $       0 $       0

EXPENSES

General, Selling
and Administrative            $       0  $       0 $   8,837

Amortization                  $       0  $       0 $       0
                              ---------  --------- ---------
TOTAL EXPENSES                $       0  $       0 $   8,837


NET PROFIT (LOSS)             $       0  $       0 $  -8,837
                              =========  ========= =========
NET PROFIT (LOSS)
per share -  (Note 2)         $  (NIL)   $   (NIL) $   (NIL)
                              ---------  --------- ---------


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000  6,000,000 6,000,000
                              =========  ========= =========


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                                    Year       Year    Sep. 20, 1993
                                   Ended      Ended     (Inception)
                                  December   December    to March
                                  31, 2002   31, 2001    31, 2003

INCOME
Revenue                            $      0  $      0  $      0
                                   --------  --------  --------
TOTAL INCOME                       $      0  $      0  $      0

EXPENSES

General, Selling
and Administrative                 $    885  $  3,000  $  8,837
Amortization                       $      0  $      0  $      0
                                   --------  --------  --------

TOTAL EXPENSES                     $    885  $  3,000  $  8,837
                                   ========  ========  ========

NET PROFIT (LOSS)                  $   -885  $ -3,000  $ -8,837
                                   ========  ========  ========

NET PROFIT (LOSS)
PER SHARE (Note #2)                $  (NIL)  $  (NIL)  $  (NIL)
                                   --------  --------  --------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                  6,000,000 6,000,000 6,000,000
                                   ========= ========= =========


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         March 31, 2003

                         Common Stock               (Deficit)
                         ------------              Accumulated
                         Number          Additional   During
                           of             paid-in  Development
                         Shares   Amount  Capital     Stage
                       --------- -------  --------   -------


Balance,
December 31, 1998         25,000 $ 3,685   $     0   $-3,685


Changed from no par
Value to $0.001
September 21, 1999               $-3,660   $ 3,660

Forward Stock Split
240 to 1
September 21, 1999     5,975,000           $ 5,975   $-5,975

Net loss
December 31, 2000                                    $  -267
                       --------- -------   -------   -------
Balance Dec. 31, 2000  6,000,000 $ 6,000   $-2,315   $-3,952

Net loss
December 31, 2001                                    $-3,000
                       --------- -------   -------   -------
Balance Dec. 31, 2001  6,000,000 $ 6,000   $-2,315   $-6,952

Net loss
December 31, 2002                                    $  -885
                       --------- -------   -------   -------
Balance Dec. 31, 2002  6,000,000 $ 6,000   $-2,315   $-7,837

Net loss
March 31, 2003                                       $  -885
                       --------- -------   -------   -------
Balance March 31, 2003 6,000,000 $ 6,000   $-2,315   $-8,837

Balance
March 31, 2003         6,000,000 $ 6,000   $-2,315   $-8,837
                       --------- -------   -------   -------


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                              Three       Three
                              Months      Months    Sept 20,1993
                              Ended       Ended     (Inception)
                              March       March       to March
                             31, 2003    31, 2002     31, 2003


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                   $  -1,000   $        0  $   -8,837

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                 $       0   $        0  $        0
Officer Advances             $       0   $        0  $    5,152
                             ---------   ----------  ----------

Net cash used in
Operating activities         $       0   $        0  $   -3,685


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock           $       0   $        0  $    3,685
                             ---------   ----------  ----------

Net Increase
(decrease) in cash           $       0   $        0  $        0

Cash, Beginning
Of period                    $       0   $        0  $        0
                             ---------   ----------  ----------

Cash, End
Of Period                    $       0   $        0  $        0
                             ---------   ----------  ----------


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                            Year         Year     Sept. 20, 1993
                           Ended        Ended      (Inception)
                          December     December      to March
                          31, 2002     31, 2001      31, 2003
CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                $    -885     $-3,000      $ -8,837

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization              $       0     $      0     $      0
Officer Advances          $     885     $  3,000     $  5.152
                          ---------     --------     --------

Net cash used in
Operating activities      $       0     $      0     $ -3,685

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock        $       0     $      0      $ 3,685
                          ---------     --------     --------

Net Increase
(decrease) in cash        $       0     $      0      $     0

Cash, Beginning
Of period                 $       0     $      0      $     0
                          ---------     --------     --------


Cash, End
Of Period                 $       0     $      0      $     0
                          ---------     --------     --------


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2003 and March 31, 2002



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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2003.

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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2003 and March 31, 2002



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2003 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure

          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended
     December 31,2001. The Company's total deferred tax asset as of March 31, 2003 is as follows:

          Net operating loss carry forward              $8,837
          Valuation allowance                           $8,837
          Net deferred tax asset                        $    0

     The federal net operating loss carry forward will expire in 2017 to 2019.

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2003 and March 31, 2002


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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                March 31, 2003 and March 31, 2002

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward- looking statements include, but are not limited to:
(a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Plan of Operation

We are in the developmental stage and have no established source of revenue. We are currently developing a business plan to market our web site, which will enable users to learn to play musical instruments online through the varying levels of music lessons, we intend to make available shortly after becoming operational. We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence:

     1.   Management believes we will need to raise between US
          $300,000 and US $500,000 over the next 12 months which we will utilize in contracting web hosts, web page designers and consultants to help us devise a curriculum which will be viable to teach music lessons online. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Music Etc. It is anticipated that an initial injection of US $300,000 will be required within the next 12 months.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's President and Chief Executive and Financial Officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of his evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   Number      Description

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

     23.1*     Consent of James R. Bonzo, Certified Public
               Accountant.

* Filed herewith.

(b) Reports on Form 8-K

     None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MUSIC ETC., INC.


                                By:/s/
                                Lewis Eslick, President and
                                Chief Executive and Financial
                                Officer

                                Date:  May 7, 2003


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of MUSIC ETC., INC. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, LEWIS ESLICK, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.   I have reviewed this Quarterly Report;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly
          Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation
          Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 7, 2003                 By:/s/
                                   Lewis Eslick
                                   President, Chief Executive Officer
                                   and Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Lewis Eslick, President, Chief Executive Officer and Chief Financial Officer of Music Etc., Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the
"Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: May 7, 2003             /s/
                              Lewis Eslick
                              President, Chief Executive Officer
                              and Chief Financial Officer