Form 10KSB/A
period 2002-12-31
MUSIC ETC INC
filed 2003-06-18
CIK 1109548

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB/A
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



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


    06-12-03
     (date)


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

     STOCKHOLDERS EQUITY (Note 4)

     Preferred Stock, $0.001 Par Value
     Authorized 10,000,000 Shares
     Issued and Outstanding
     At December 31, 2002 - None           $      0        $      0

     Common stock, $.001 par value
     authorized 50,000,000 shares
     issued and outstanding at
     December 31, 2001 - 6,000,000 shares                  $  6,000
     December 31, 2002 - 6,000,000 shares  $  6,000

     Additional paid in Capital            $ -2,315        $ -2,315

     Deficit Accumulated during
     development stage                     $ -9,572        $ -7,837
                                           --------        --------


     TOTAL STOCKHOLDERS' EQUITY            $ -5,887        $ -4,157
                                           --------        --------

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                   $      0        $      0
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

     23.1*     Consent of James R. Bonzo, Certified Public Accountant

*  Filed herewith.


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

                         Date:  June 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         By:/s/
                         Lewis M. Eslick, Director

                         Date:  June 18, 2003


                         By:/s/
                         Leslie B. Eslick, Director

                         Date:  June 18, 2003




                   CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report of MUSIC
ETC., INC. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, LEWIS ESLICK, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.   I have reviewed this Annual Report;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual
          Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation
          Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 18, 2003               By:/s/
                                   Lewis Eslick
                                   President, Chief Executive Officer
                                   and Chief Financial Officer



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



Date: June 18, 2003           /s/
                              Lewis M. Eslick
                              Chief Executive Officer and
                              Chief Financial Officer