Form 10QSB/A
period 2003-03-31
MUSIC ETC INC
filed 2003-06-18
CIK 1109548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB/A

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

In my opinion the financial statements, referred to above, present fairly, in all material respects, the financial position of Music Etc., Inc. as of March 31, 2003 and March 31, 2002 results of operations and it's cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ James R. Bonzo
James R. Bonzo CPA Nevada #813


    06-12-2003
      (date)



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

     STOCKHOLDERS EQUITY (Note 4)

     Preferred Stock, $0.001 Par Value
     Authorized 10,000,000 Shares
     Issued and Outstanding
     At March 31, 2003 - None         $         0

     Common stock, $.001 par value
     authorized 50,000,000 shares
     issued and outstanding at
     March  31, 2002 - 6,000,000
       shares                                       $     6,000
     March 31, 2003 - 6,000,000
       shares                         $     6,000

     Additional paid in Capital       $    -2,315   $    -2,315

     Deficit Accumulated during
     development stage                $    -9,572   $    -8,837
                                      -----------   -----------


     TOTAL STOCKHOLDERS' EQUITY       $    -5,887   $    -5,152
                                      -----------   -----------


     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY              $         0   $         0
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



Date: June 18, 2003           /s/
                              Lewis Eslick
                              President, Chief Executive Officer
                              and Chief Financial Officer