Form 10QSB
period 2003-06-30
MUSIC ETC INC
filed 2003-08-05
CIK 1109548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period Ended: June 30, 2003

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes

There are 6,000,000 shares of common stock issued and outstanding as of August 4, 2003.

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

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                            CONTENTS

                                                     Page

     Independent Reviewed Report                        4

     Financial Statements

          Balance Sheet                                 5

          Statement Of Operations                     6-7

          Statement Of Stockholders' Equity             8

          Statement Of Cash Flows                    9-10

          Notes To Financial Statements             11-14


James R. Bonzo
Certified Public Accountant


                  INDEPENDENT REVIEWED REPORT

Board of Directors
Music Etc., Inc.
Las Vegas, Nevada

I have reviewed the accompanying Balance Sheet of Music Etc., Inc. as of June 30, 2003, and the related statements of profit and loss and notes for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Music Etc., Inc.

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




/s/ James R. Bonzo CPA Nevada #813


    08-04-2003
      (date)



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


                        MUSIC ETC., INC.
                  (A Development Stage Company)
                         BALANCE SHEETS

                             ASSETS

                                       June           June
                                      30,2003        30, 2002
                                      -------        --------

CURRENT ASSETS
       Cash                           $         0   $         0
                                      -----------   -----------

       TOTAL CURRENT ASSETS           $         0   $         0
                                      -----------   -----------


                   TOTAL ASSETS       $         0   $         0
                                      ===========   ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Officers Advances (Note 8)     $     5,887   $     5,152
                                      -----------   -----------

     TOTAL CURRENT LIABILITIES        $     5,887   $     5,152
                                      -----------   -----------

     STOCKHOLDERS EQUITY (Note 4)

     Preferred Stock, $0.001 Par Value
     Authorized 10,000,000 Shares
     Issued and Outstanding
     At June 30, 2003 - None         $         0

     Common stock, $.001 par value
     authorized 50,000,000 shares
     issued and outstanding at
     June 30, 2002 - 6,000,000
       shares                                       $     6,000
     June 30, 2003 - 6,000,000
       shares                         $     6,000

     Additional paid in Capital       $    -2,315   $    -2,315

     Deficit Accumulated during
     development stage                $    -9,572   $    -8,837
                                      -----------   -----------


     TOTAL STOCKHOLDERS' EQUITY       $    -5,887   $    -5,152
                                      -----------   -----------


     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY              $         0   $         0
                                      ===========   ===========

         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                              Six        Six
                              Months     Months    Sept. 20, 1993
                              Ended      Ended     (Inception)
                              June       June      to June
                              30,2003    30,2002   30,2003

INCOME
Revenue                       $       0  $       0 $       0
                              ---------  --------- ---------
TOTAL INCOME                  $       0  $       0 $       0

EXPENSES

General, Selling
and Administrative            $   8,837  $     885 $   8,837

Amortization                  $       0  $       0 $       0
                              ---------  --------- ---------
TOTAL EXPENSES                $   8,837  $     885 $   8,837


NET PROFIT (LOSS)             $  -8,837  $    -885 $  -8,837
                              =========  ========= =========
NET PROFIT (LOSS)
per share -  (Note 2)         $  (NIL)   $   (NIL) $   (NIL)
                              ---------  --------- ---------


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000  6,000,000 6,000,000
                              =========  ========= =========


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                                    Year       Year    Sep. 20, 1993
                                   Ended      Ended     (Inception)
                                  December   December    to June
                                  31, 2002   31, 2001    30, 2003
                                  --------   --------    --------

INCOME
Revenue                           $      0   $      0    $      0
                                  --------   --------    --------
TOTAL INCOME                      $      0   $      0    $      0

EXPENSES

General, Selling
and Administrative                $    885   $  3,000    $  8,837
Amortization                      $      0   $      0    $      0
                                  --------   --------    --------

TOTAL EXPENSES                    $    885   $  3,000    $  8,837
                                  ========   ========    ========

NET PROFIT (LOSS)                 $   -885   $ -3,000    $ -8,837
                                  ========   ========    ========

NET PROFIT (LOSS)
PER SHARE (Note #2)               $  (NIL)   $  (NIL)    $  (NIL)
                                  --------   --------    --------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                 6,000,000  6,000,000   6,000,000
                                  =========  =========   =========


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         June 30, 2003

                           Common Stock              (Deficit)
                        ----------------             Accumulated
                         Number          Additional  During
                           of             paid-in    Development
                         Shares   Amount  Capital    Stage
                       --------- -------  --------   -------


Balance,
December 31, 1998         25,000 $ 3,685   $     0   $-3,685


Changed from no par
Value to $0.001
September 21, 1999               $-3,660   $ 3,660

Forward Stock Split
240 to 1
September 21, 1999     5,975,000 $ 5,975             $-5,975

Net loss
December 31, 1999                                    $  -267
                       --------- -------   -------   -------
Balance Dec. 31, 1999  6,000,000 $ 6,000   $-2,315   $-3,952

Net loss
December 31, 2000                                    $-3,000
                       --------- -------   -------   -------
Balance Dec. 31, 2000  6,000,000 $ 6,000   $-2,315   $-6,952

Net loss
December 31, 2001                                    $  -885
                       --------- -------   -------   -------
Balance Dec. 31, 2001  6,000,000 $ 6,000   $-2,315   $-7,837

Net loss
December 31, 2002                                    $  -885
                       --------- -------   -------   -------
Balance Dec. 31, 2002  6,000,000 $ 6,000   $-2,315   $-8,837

Balance
June 30, 2003          6,000,000 $ 6,000   $-2,315   $-8,837
                       --------- -------   -------   -------


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                               Six         Six
                               Months      Months    Sept 20,1993
                               Ended       Ended     (Inception)
                               June        JUne       to June
                              30, 2003    30, 2002    30, 2003
                              --------    --------    --------

CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                   $  -8,837   $   -7,837  $   -8,837

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                 $       0   $        0  $        0
Officer Advances             $   5,152   $    4,152  $    5,152
                             ---------   ----------  ----------

Net cash used in
Operating activities         $  -3,685   $   -3,685  $   -3,685


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock           $   3,685   $    3,685  $    3,685
                             ---------   ----------  ----------

Net Increase
(decrease) in cash           $       0   $        0  $        0

Cash, Beginning
Of period                    $       0   $        0  $        0
                             ---------   ----------  ----------

Cash, End
Of Period                    $       0   $        0  $        0
                             ---------   ----------  ----------


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                            Year         Year     Sept. 20, 1993
                           Ended        Ended      (Inception)
                          December     December      to June
                          31, 2002     31, 2001      30, 2003
                          --------     --------      --------
CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                $    -885     $-3,000      $ -8,837

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization              $       0     $      0     $      0
Officer Advances          $     885     $  3,000     $  5,152
                          ---------     --------     --------

Net cash used in
Operating activities      $       0     $      0     $ -3,685

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock        $       0     $      0      $ 3,685
                          ---------     --------     --------

Net Increase
(decrease) in cash        $       0     $      0      $     0

Cash, Beginning
Of period                 $       0     $      0      $     0
                          ---------     --------     --------


Cash, End
Of Period                 $       0     $      0      $     0
                          ---------     --------     --------


         See accompanying notes to financial statements

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                June 30, 2003 and June 30, 2002



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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2003.

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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                June 30, 2003 and June 30, 2002



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2003 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure

          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended
     December 31,2001. The Company's total deferred tax asset as of June 30, 2003 is as follows:

          Net operating loss carry forward              $8,837
          Valuation allowance                           $8,837
          Net deferred tax asset                        $    0

     The federal net operating loss carry forward will expire in 2017 to 2019.

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                June 30, 2003 and June 30, 2002


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

                        MUSIC ETC., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                June 30, 2003 and June 30, 2002

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

ITEM 5. OTHER INFORMATION

In July 2002, the Company filed a Post-Effective Amendment to its Registration Statement on Form SB-2, SEC File No. 333-68216, to terminate the primary offering of common stock by the Company. The Post-Effective Amendment was declared effective on July 15, 2003. The Registration Statement as amended covers the offering of 2,835,600 shares of common stock by certain selling security holders of Music Etc. The prospectus will be used by the selling security holders in connection with an offering by them for their accounts of up to 2,835,600 shares of common stock.

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

                                Date:  August 4, 2003


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of MUSIC ETC., INC. (the "Registrant") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, LEWIS ESLICK, Chief Executive and Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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


Date: August 4, 2003        By:/s/
                            Lewis Eslick
                            Chief Executive and Financial Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Lewis Eslick, Chief Executive and Financial Officer of Music
Etc., Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the
"Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: August 4, 2003        /s/ Lewis Eslick
                            Chief Executive and Financial Officer


